Form 10-Q
period 2013-06-30
Tableau Software Inc
filed 2013-08-09
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-35925

TABLEAU SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0945740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
837 North 34th Street, Suite 200
Seattle, Washington 98103
(Address of principal executive offices and zip code)

(206) 633-3400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 5, 2013, there were approximately 9,430,000 shares of the registrant's Class A common stock and 49,744,007 shares of the registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended June 30, 2013

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
	(in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$221,411	$39,302
Accounts receivable, net	33,423	30,752
Prepaid expenses and other current assets	4,302	2,789
Income taxes receivable	3,829	1,072
Deferred income taxes	2,250	2,246
Total current assets	265,215	76,161
Property and equipment, net	14,619	10,346
Deferred income taxes	110	66
Deposits and other noncurrent assets	678	419
Total assets	$280,622	$86,992
Liabilities, convertible preferred stock and stockholders' equity
Current liabilities
Accounts payable	$3,524	$2,176
Accrued and other current liabilities	7,007	4,471
Accrued compensation and employee related benefits	12,986	13,170
Income taxes payable	317	129
Deferred revenue	42,431	31,984
Total current liabilities	66,265	51,930
Deferred income taxes	1,353	1,353
Deferred revenue	2,914	2,423
Other long-term liabilities	2,107	1,312
Total liabilities	72,639	57,018
Commitments and contingencies (Note 6)
Convertible preferred stock
Series B convertible preferred stock, par value $0.0001 per share, no shares authorized as of June 30, 2013 and 7,000,000 shares authorized as of December 31, 2012; issued and outstanding, no shares as of June 30, 2013 and 6,585,153 shares as of December 31, 2012 (aggregate liquidation preference of $15,080)	—	15,007
Series A convertible preferred stock, par value $0.0001 per share, no shares authorized as of June 30, 2013 and 10,831,164 shares authorized as of December 31, 2012; issued and outstanding, no shares as of June 30, 2013 and 10,831,164 shares as of December 31, 2012 (aggregate liquidation preference of $5,091)	—	5,024
Total convertible preferred stock	—	20,031
Stockholders’ equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized as of June 30, 2013 and no shares authorized as of December 31, 2012; issued and outstanding, no shares as of June 30, 2013 or December 31, 2012	—	—
Class B common stock, par value $0.0001 per share – authorized, 75,000,000 shares as of June 30, 2013 and December 31, 2012; issued and outstanding, 49,696,146 and 34,317,137 shares as of June 30, 2013 and December 31, 2012, respectively	5	4
Class A common stock, par value $0.0001 per share – authorized, 750,000,000 shares as of June 30, 2013 and 75,000,000 shares as of December 31, 2012; 9,430,000 shares issued and outstanding as of June 30, 2013, no shares issued and outstanding as of December 31, 2012.	1	—
Additional paid-in capital	216,382	11,698
Accumulated other comprehensive loss	(37)	(1)
Accumulated deficit	(8,368)	(1,758)
Total stockholders’ equity	207,983	9,943
Total liabilities, convertible preferred stock and stockholders’ equity	$280,622	$86,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues
License	$33,518	$20,239	$59,944	$37,695
Maintenance and services	16,366	8,877	29,958	16,106
Total revenues	49,884	29,116	89,902	53,801
Cost of revenues
License	110	93	286	149
Maintenance and services	4,236	2,406	7,610	4,021
Total cost of revenues (1)	4,346	2,499	7,896	4,170
Gross profit	45,538	26,617	82,006	49,631
Operating expenses
Sales and marketing (1)	27,565	12,983	51,237	23,560
Research and development (1)	14,135	7,493	27,076	14,218
General and administrative (1)	6,118	3,340	11,719	6,255
Total operating expenses	47,818	23,816	90,032	44,033
Operating income (loss)	(2,280)	2,801	(8,026)	5,598
Other income (expense), net	(119)	(16)	(173)	(27)
Income (loss) before income tax expense (benefit)	(2,399)	2,785	(8,199)	5,571
Income tax expense (benefit)	176	1,726	(1,589)	3,455
Net income (loss)	$(2,575)	$1,059	$(6,610)	$2,116

Net income (loss) per share attributable to common stockholders:
Basic	$(0.05)	$0.01	$(0.16)	$0.03
Diluted	$(0.05)	$0.01	$(0.16)	$0.03

Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	46,893	33,834	40,867	33,592
Diluted	46,893	39,789	40,867	39,450

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenues	$105	$23	$178	$38
Sales and marketing	1,245	318	2,064	583
Research and development	1,277	488	2,312	914
General and administrative	677	276	1,249	521
Total stock-based compensation expense	$3,304	$1,105	$5,803	$2,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss)	$(2,575)	$1,059	$(6,610)	$2,116
Other comprehensive loss:
Foreign currency translation	(26)	—	(36)	—
Total comprehensive income (loss)	$(2,601)	$1,059	$(6,646)	$2,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Operating activities
Net income (loss)	$(6,610)	$2,116
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	2,738	1,622
Provision for doubtful accounts	29	50
Stock-based compensation expense	5,803	2,056
Excess tax benefit from stock-based compensation	(308)	1
Deferred income taxes	256	—
Changes in operating assets and liabilities
Accounts receivable	(2,835)	(4,956)
Prepaid expenses, deposits and other assets	(1,799)	(782)
Income taxes receivable	(2,761)	—
Deferred revenue	10,991	5,427
Accounts payable and accrued liabilities	3,949	624
Income taxes payable	199	1,815
Net cash provided by operating activities	9,652	7,973
Investing activities
Purchase of property and equipment	(6,344)	(3,236)
Net cash used in investing activities	(6,344)	(3,236)
Financing activities
Proceeds from public offering, net of underwriters' discount and deferred offering costs	176,974	—
Proceeds from issuance of common stock upon exercise of stock options	1,572	204
Excess tax benefit from stock-based compensation	308	(1)
Net cash provided by financing activities	178,854	203
Effect of exchange rate changes on cash and cash equivalents	(53)	—
Net increase in cash and cash equivalents	182,109	4,940
Cash and cash equivalents
Beginning of period	39,302	30,223
End of period	$221,411	$35,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business

Tableau Software, Inc. (the “Company” "we", "us" or "our"), a Delaware corporation, and its wholly-owned subsidiaries are headquartered in Seattle, Washington. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently make four key products, Tableau Desktop, a self-service, powerful analytics product for anyone with data, Tableau Server, a business intelligence platform for organizations, Tableau Online, a cloud-based hosted version of Tableau Server and Tableau Public, a free cloud-based platform for analyzing and sharing public data.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation

The condensed consolidated balance sheet data as of December 31, 2012 was derived from audited consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2012 included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on May 20, 2013. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of its operations, as of and for the periods presented. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include depreciable lives for property and equipment, stock-based compensation, income taxes, accrued liabilities and collectability of accounts receivable. Actual results could differ from those estimates.

Initial Public Offering
On May 22, 2013, we completed our initial public offering ("IPO") whereby 9,430,000 shares of Class A common stock were sold to the public at a price of $31.00 per share. We sold 6,230,000 shares of Class A common stock and the selling stockholders sold 3,200,000 shares of Class A common stock. We received aggregate proceeds of $177.0 million from the IPO, net of underwriters’ discounts and commissions and offering expenses. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into shares of Class B common stock.

Segments

We follow the authoritative literature that established annual and interim reporting standards for enterprise’s operating segments and related disclosures about its products and services, geographic regions and major customers.

We operate our business as one operating segment. Our chief operating decision makers (“CODM”) are our Chief Executive Officer and Chief Financial Officer, who review financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

Revenue Recognition

We generate revenues primarily in the form of software license fees and related maintenance and services fees. License fees include perpetual, term and subscription license fees. Maintenance and services fees primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available), training and professional services that are not essential to functionality of the software.

We recognize revenues when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the software or services have been delivered to the customer;

•	the amount of fees to be paid by the customer is fixed or determinable; and

•	the collection of the related fees is probable.

We use click-through license agreements, signed agreements and purchase orders as evidence of an arrangement. We deliver all of our software electronically. Electronic delivery occurs when we provide the customer with access to the software via a secure portal. We assess whether the fee is fixed or determinable at the outset of the arrangement. Our typical terms of payment are due 30 days from delivery. We assess collectability based on a number of factors such as collection history and creditworthiness of the customer. If we determine that collectability is not probable, revenue is deferred until collectability becomes probable, generally upon receipt of cash.

Substantially all of our software licenses are sold in multiple-element arrangements that include maintenance and may include professional services and training.

Vendor specific objective evidence (“VSOE”) of the fair value is not available for software licenses as they are never sold without maintenance. VSOE of the fair value generally exists for all undelivered elements and any services that are not essential to the functionality of the delivered software. We account for delivered software licenses under the residual method.

Maintenance agreements consist of fees for providing software updates on a when and if available basis and technical support for software products (“post-contract support” or “PCS”) for an initial term, generally one year. We have established VSOE of the fair value for maintenance on perpetual licenses based on stated substantive renewal rates or the price when sold on a standalone basis. Stated renewal rates are considered to be substantive if they are at least 15% of the actual price charged for the software license. VSOE of the fair value for standalone sales is considered to have been established when a substantial majority of individual sales transactions within the previous 12 month period fall within a reasonably narrow range, which we have defined to be plus or minus 15% of the median sales price of actual standalone sales transactions.

License arrangements may include professional services and training. In determining whether professional services and training revenues should be accounted for separately from license revenues, we evaluate whether such services are considered essential to the functionality of the software using factors such as the nature of the software products; whether they are ready for use by the customer upon receipt; the nature of the services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenues is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee. Revenues related to training are recognized as training services are delivered. Payments received in advance of services performed are deferred and recognized when the related services are performed.

To date, professional services have not been considered essential to the functionality of the software. The VSOE of fair value of our professional services and training is based on the price for these same services when they are sold separately. Revenues related to professional services are billed on a time and materials basis and, accordingly, are recognized as the services are performed. When software is licensed for a specified term or on a subscription basis, fees for support and maintenance are generally bundled with the license fee over the entire term of the contract. In these cases, we do not have VSOE of the fair value for support and maintenance. Revenues related to term license fees are recognized ratably over the contract term beginning on the date the customer has access to the software license key and continuing through the end of the contract term.

We do not offer refunds and therefore have not recorded any sales return allowance for any of the periods presented. Upon a periodic review of outstanding accounts receivable, amounts that are deemed to be uncollectible are written off against the allowance for doubtful accounts. We account for taxes collected from customers and remitted to governmental authorities on a net basis and exclude them from revenues.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer’s financial condition and generally collateral is not required. As of June 30, 2013, no individual customer accounted for 10% or more of total accounts receivable. As of December 31, 2012 one customer accounted for 10% or more of total accounts receivable. For the three and six months ended June 30, 2013 and the six months ended June 30, 2012, no individual customer represented 10% or more of our total revenues. For the three months ended June 30, 2012, one customer accounted for more than 10% of our total revenues.

Stock-Based Compensation

We account for stock-based compensation by calculating the fair value of each employee options at the date of grant by applying the Black-Scholes option pricing model. This model utilizes the estimated value of our underlying Class A common stock and Class B common stock (together, "common stock") at the measurement date, the expected or contractual term of the option, the expected volatility of our common stock,risk-free interest rates and expected dividend yield of our common stock. Measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. We recognize compensation expense for only the portion of options expected to vest. Therefore, management applied an estimated forfeiture rate that was derived from historical employee termination behavior. If the actual number of forfeitures differs from the estimates, adjustments to stock-based compensation expense may be required in future periods. Stock-based compensation expense related to non-employees was immaterial for the three and six months ended June 30, 2013 and 2012.

Fair Value Measurements

We categorize assets and liabilities recorded at fair value on our consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The levels of the fair value hierarchy are as follows:

•	Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Inputs are unobservable inputs based on our own assumptions and valuation techniques used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recent Accounting Pronouncements

We have reviewed recent accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on the consolidated financial statements as a result of the future adoption.

As an “emerging growth company”, the Jumpstart Our Business Startups Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.
Note 3. Stockholders' Equity
Common Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 75,000,000 shares of Class B common stock, $0.0001 par value per share and 750,000,000 shares of Class A common stock, $0.0001 par value per share. Each holder of Class A common stock is entitled to one vote per share and each holder of Class B stock is entitled to ten votes per share. At its discretion, the board of directors may declare dividends on shares of common stock, subject to the rights of our preferred shareholders, if any. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.
In May 2013, upon the closing of our IPO, 6,585,153 shares of Class B convertible preferred stock and 10,831,164 shares of Class A convertible preferred stock converted into 17,416,317 shares of our Class B common stock. We issued 6,230,000 shares of Class A common stock in the IPO. In addition, 3,200,000 shares of Class B common stock (including 2,000,000 shares of Class B common stock issued upon the conversion of our preferred stock) held by our existing stockholders were converted into Class A common stock and sold in the IPO.
Note 4. Stock-Based Compensation
A summary of the option activity under our stock option plan during the six months ended June 30, 2013 is presented below:

		Options Outstanding
	Shares Available for Grant	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
				(in thousands)
Balances at December 31, 2012	6,907,924	15,398,221	$4.92
Options granted	(1,255,350)	1,255,350	21.02
Options exercised	—	(1,109,574)	1.42
Options canceled	4,545	(4,545)	8.55
Options forfeited	180,347	(180,347)	6.52
Balances at June 30, 2013	5,837,466	15,359,105	$6.45	$752,181
Vested and expected to vest at June 30, 2013		14,330,694	$6.17	$705,735
Exercisable at June 30, 2013		7,315,665	$2.58	$386,594
As of June 30, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $34.7 million and the weighted-average remaining vesting period was 3.2 years.

Common Stock Warrant
A fully-vested warrant to purchase 54,167 shares of our Class B common stock at an exercise price of $0.60 per share was exercised on May 16, 2013.
Note 5. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of:

	June 30, 2013	December 31, 2012
	(in thousands)
Accrued liabilities	$5,811	$4,471
Other current liabilities	1,196	—
Total accrued and other current liabilities	$7,007	$4,471

Note 6. Commitments and Contingencies
As of June 30, 2013, our principal obligations consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2020. The following table represents our operating lease obligations as of June 30, 2013 (in thousands):

Year Ending
Remainder of 2013	$2,188
2014	5,334
2015	4,050
2016	2,799
2017	2,570
Thereafter	2,651
Total minimum lease payments	$19,592
We are subject to certain routine legal proceedings, as well as demands and claims that arise in the normal course of our business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position.
We are not aware of any pending legal proceedings that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial conditions. We may in the future be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources.

Note 7. Segments and Information about Revenues by Geographic Area
The following table presents our revenues by geographic region of end users who purchased products or services for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
United States and Canada	$40,446	$24,765	$73,018	$45,252
International	9,438	4,351	16,884	8,549
Total revenues	$49,884	$29,116	$89,902	$53,801

Substantially all of our long-lived assets are located in the United States as of June 30, 2013 and December 31, 2012.
Note 8. Net Income (Loss) Per Share
Immediately prior to the closing of the our IPO, all outstanding shares of Series A preferred stock and Series B preferred stock were converted to Class B common stock. We issued 6,230,000 shares of Class A common stock in the IPO. In addition, 3,200,000 shares of Class B common stock (including 2,000,000 shares of Class B common stock issued upon the conversion of our preferred stock) held by our existing stockholders were converted into Class A common stock and sold in the IPO. As a result, Class A and Class B common stock are the only outstanding classes of capital stock of the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions.
Net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities for periods in which we have net income. Holders of Series A preferred stock and Series B preferred stock were entitled to receive non-cumulative dividends at the per annum rate of $0.0282 and $0.1374 per share, payable prior and in preference to any dividends on any other shares of our stock. Holders of Series A preferred stock and Series B preferred stock did not have a contractual obligation to share in our losses. We consider our convertible preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to preferred stock and the related number of outstanding shares of preferred stock have been excluded from the computation of basic and diluted net income per common share. The computation of diluted net income per share does not assume conversion or exercise of potentially dilutive securities that would have an anti-dilutive effect on earnings. We utilize the if-converted method to compute diluted net income (loss) per common share when the if-converted method is more dilutive than the two-class method.
Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period Series A and Series B convertible preferred stock non-cumulative dividends, between common stock and Series A and Series B convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.

The following table presents the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Basic net income (loss) attributable to common stockholders:
Net income (loss)	$(2,575)	$1,059	$(6,610)	$2,116
Less: Undistributed earnings allocated to participating securities	—	303	—	605
Less: Allocation of net income to participating preferred shares - basic	—	257	—	516
Net income (loss) attributable to common stockholders - basic	$(2,575)	$499	$(6,610)	$995
Weighted average shares outstanding used to compute basic net income (loss) per share	46,893	33,834	40,867	33,592
Net income (loss) per share attributable to common stockholders - basic	$(0.05)	$0.01	$(0.16)	$0.03

Diluted net income (loss) attributable to common stockholders:
Net income (loss)	$(2,575)	$1,059	$(6,610)	$2,116
Less: Undistributed earnings allocated to participating securities	—	303	—	605
Less: Allocation of net income to participating preferred shares - diluted	—	230	—	463
Net income (loss) attributable to common shareholders - diluted	$(2,575)	$526	$(6,610)	$1,048
Weighted average shares used to compute basic net income (loss) per share	46,893	33,834	40,867	33,592
Effect of potentially dilutive shares:
Stock options	—	5,924	—	5,827
Warrants	—	31	—	31
Weighted average shares used to compute diluted net income (loss) per share	46,893	39,789	40,867	39,450
Net income (loss) per share attributable to common stockholders - diluted	$(0.05)	$0.01	$(0.16)	$0.03

For the three and six months ended June 30, 2013 outstanding stock options were antidilutive because of our net loss, as such, their effect has not been included in the calculation of basic or diluted net loss per share attributable to common stockholders.

The following shares subject to outstanding options and convertible preferred shares were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Shares subject to outstanding common stock options	$15,359	$—	$15,359	$—
Convertible preferred shares	—	17,416	—	17,416
Total potentially dilutive shares	$15,359	$17,416	$15,359	$17,416

9. Fair Value Measurements

The following table presents the fair value of our financial assets using the fair value hierarchy:

	June 30, 2013
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$208,641	$—	$—	$208,641

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$12,015	$—	$—	$12,015

We have no financial assets or liabilities measured using Level 2 or Level 3 inputs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and in our prospectus filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, on May 20, 2013.
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Our mission is to help people see and understand data. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently offer four products, Tableau Desktop, a self-service analytics product for anyone with data, Tableau Server, a business intelligence platform for organizations, Tableau Online, a cloud-based hosted version of Tableau Server and Tableau Public, a free cloud-based platform for analyzing and sharing public data.
We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. We were founded in January 2003 and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010 and our first version of Tableau Online in July 2013. Building on our foundational technology innovations, we have released eight major versions of our software, each expanding and improving our products' capabilities. Our most recent release, Tableau 8.0, includes several new features including Web and mobile authoring, free form dashboards, forecasting, integration with enterprise applications such as salesforce.com and Google Analytics and application programming interfaces, or APIs.
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions and non-profits. As of June 30, 2013, we had over 13,500 customer accounts located in over 100 different countries. We define a customer account as a purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
Our distribution strategy is based on a “land and expand” business model and is designed to capitalize on the ease of use, low up-front cost and collaborative capabilities of our software. To facilitate rapid adoption of our products, we provide fully-functional free trial versions of our products on our website and have created a simple pricing model. After an initial trial or purchase, which is often made to target a specific business need at a grassroots level within an organization, the use of our products often spreads across departments, divisions and geographies, via word-of-mouth, discovery of new use cases and our sales efforts.

We generate revenues primarily in the form of license fees and related maintenance and services fees. License revenues reflect the revenues recognized from sales of licenses to new customer accounts and additional licenses to existing customer accounts. License fees include perpetual, term and subscription license fees. Maintenance and services revenues reflect the revenues recognized from fees paid for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a license, a customer also typically purchases one year of maintenance service and has the opportunity to purchase maintenance service annually thereafter. We expect maintenance and services revenues to become a larger percentage of our total revenues as our customer base grows.
Our direct sales approach includes inside sales teams and field sales teams. We also sell our products through indirect sales channels including technology vendors, resellers, original equipment manufacturers, or OEMs, and independent software vendors, or ISVs. We view these partners as an extension of our team, playing an integral role in our growth. We plan to continue to invest in our partner programs to help us enter and grow in new markets while complementing our direct sales efforts.
With approximately 19% of our total revenues from customers located outside the United States and Canada in both the three and six months ended June 30, 2013, we believe there is significant opportunity to expand our international business. Our products currently support eight languages and we are aggressively expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales, in the fourth fiscal quarter as a result of industry buying patterns, has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter as compared to the prior quarter.
We have been growing rapidly in recent periods. Our total revenues for the three and six months ended June 30, 2013 were $49.9 million and $89.9 million, respectively, compared to $29.1 million and $53.8 million for the three and six months ended June 30, 2012, respectively. We increased the total number of customer accounts that had purchased our products to over 13,500 as of June 30, 2013. During these periods, we significantly increased the size of our workforce, particularly in our sales and marketing and research and development organizations, expanded internationally and invested in our operational infrastructure to support our growth. As a result of our significant investments in growth, our net income did not grow in a manner commensurate with our total revenues. Our net income (loss) for the three and six months ended June 30, 2013 was $(2.6) million and $(6.6) million, respectively, as compared to $1.1 million and $2.1 million for the three and six months ended June 30, 2012, respectively.
Factors Affecting Our Performance
We believe that our performance and future success are dependent upon a number of factors, including our ability to continue to expand and further penetrate our customer base, innovate and enhance our products, and invest in our infrastructure. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address. See the section titled “Risk Factors.”
Invest in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase adoption of our products within our existing customers, both domestically and internationally. Our ability to increase adoption amongst existing customers is particularly important in light of our land and expand business model. We believe the existing market for business analytics software is under served. We believe that we have an addressable market that is substantially larger than the market for traditional business analytics software. As a result, we believe we have the opportunity to substantially expand our customer base and to increase adoption of our products within and across our existing customers.
In order to expand and further penetrate our customer base, we have made and plan to continue to make significant investments in expanding our direct sales teams and indirect sales channels, and increasing our brand awareness. We plan to continue to significantly increase the size of our sales and marketing team domestically and internationally, particularly in the near term. We also intend to expand our online and offline marketing efforts to increase our brand awareness.
Invest in Innovation and Advancement of Our Products
Our performance is also significantly dependent on the investments we make in our research and development efforts, and in our ability to continue to innovate, improve functionality, adapt to new technologies or changes to existing technologies, and allow our customers to analyze data from a large and expanding range of data stores. For example, we have recently been focusing on a cloud offering and in July 2013 we released Tableau Online, a cloud-based version of Tableau Server. We intend to continue to invest in product innovation and leadership, including hiring top technical talent, focusing on core technology innovation and maintaining an agile organization that supports rapid release cycles.
Invest in Infrastructure
We have made and expect to continue to make substantial investments in our infrastructure in connection with enhancing and expanding our operations domestically and internationally. We expect to open new sales offices internationally and domestically. Our international expansion efforts have resulted and will result in increased costs and are subject to a variety of risks, including those associated with communication and integration problems resulting from geographic dispersion and language and cultural differences, and compliance with laws of multiple countries. Moreover, the investments we have made and will make in our international organization may not result in our expected benefits. In addition, if Tableau Online is commercially successful, we expect to make additional investments in related infrastructure such as server farms, data centers, network bandwidth and technical operations personnel; however, we currently expect to rely on our current cash on hand and cash generated from our operations to fund these investments. These costs could adversely affect our operating results. We also expect to make additional investments in our infrastructure as we continue to transition to operation as a public company.
Mix and Timing of Sales
Our land and expand business model results in a wide variety of sales transaction sizes, ranging from a single Tableau Desktop order of $1,000-$2,000 to Tableau Desktop and Tableau Server orders of over $1.0 million. The time it takes to close a transaction, defined as the time between when a sales opportunity is entered in our customer relationship management system until when a related license agreement is signed with the customer, generally varies with the size of the transaction.
Non-GAAP Financial Measures
We believe that the use of non-GAAP operating income (loss), non-GAAP net income (loss) and free cash flow is helpful to our investors. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States, or GAAP. We calculate non-GAAP operating income (loss) as operating income (loss) excluding stock-based compensation expense. We calculate non-GAAP net income (loss) as net income (loss) excluding stock-based compensation expense and related tax impacts. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company's non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period. We calculate free cash flow as net cash provided by operating activities less net cash used in investing activities for purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet. All of our non-GAAP financial measures are important tools for financial and operational decision making and for evaluating our own operating results over different periods of time.
Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently, particularly related to non-recurring, unusual items. In addition, there are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge our investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

The following table summarizes our non-GAAP financial measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Non-GAAP operating income (loss)	$1,024	$3,906	$(2,223)	$7,654
Non-GAAP net income (loss)	316	2,025	(1,492)	3,910
Free cash flow *			3,308	4,737
* Cash flow presented on a six month basis only
The following table reflects the reconciliation of operating income (loss) to non-GAAP operating income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Operating income (loss)	$(2,280)	$2,801	$(8,026)	$5,598
Excluding: Stock-based compensation expense	3,304	1,105	5,803	2,056
Non-GAAP operating income (loss)	$1,024	$3,906	$(2,223)	$7,654
The following table reflects the reconciliation of net income (loss) to non-GAAP net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss)	$(2,575)	$1,059	$(6,610)	$2,116
Excluding: Stock-based compensation expense, net of tax	2,891	966	5,118	1,794
Non-GAAP net income (loss)	$316	$2,025	$(1,492)	$3,910

The following table reflects the reconciliation of net cash provided by operating activities to free cash flow:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$9,652	$7,973
Less: Purchases of property and equipment	6,344	3,236
Free cash flow	$3,308	$4,737

Components of Operating Results
Revenues
License revenues.   License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. In addition, a small number of customers have purchased term or subscription licenses, under which we recognize the license fee ratably, on a straight-line basis, over the term of the license. In July 2013, we introduced Tableau Online, a subscription, cloud-based version of Tableau Server. To date, we have not derived a significant amount of revenues from term or subscription licenses.
Maintenance and services revenues.   Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a perpetual license, a customer also typically purchases one year of maintenance, and has the opportunity to purchase maintenance annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers in a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended March 31, 2013 was over 90%.
When a term or subscription license is purchased, maintenance service is typically bundled with the license for the license period. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements if and when they become available during the maintenance term. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance term. In arrangements involving a term license, we recognize both the license and maintenance revenues ratably, on a straight-line basis, over the contract term. Term license revenues are included in License revenues on our consolidated statement of operations. We also have a professional services organization focused on both training and assisting our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services or provide the training.
We expect maintenance and services revenues to become a larger percentage of our total revenues as our customer base grows.
Cost of Revenues
Cost of license revenues.   Cost of license revenues primarily consists of referral fees paid to third parties. For our Tableau Online cloud-based service, cost of revenue is calculated through an allocation of shared costs, which is immaterial as of June 30, 2013.
Cost of maintenance and services revenues.    Cost of maintenance and services revenues includes salaries, benefits and stock-based compensation expense associated with our technical support and services organization, as well as allocated overhead. Allocated overhead includes overhead costs for depreciation of equipment, facilities (consisting of leasehold improvements and rent) and technical operations (including costs for compensation of our personnel and costs associated with our infrastructure). We recognize expenses related to our technical support and services organization as they are incurred. We expect the cost of maintenance and services revenues to increase as a percentage of maintenance and services revenues due to increased investment in our technical support and services organization to support our expanding customer base.
We expect that the cost of revenues will increase as a percentage of total revenues as we expand our technical support capabilities worldwide and seek to expand our product and service offerings.
Gross Profit and Gross Margin
Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. We expect that our gross margin may fluctuate from period to period as a result of changes in product and services mix, direct and indirect sales mix and the introduction of new products by us or our competitors.
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, research and development, and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense.
Sales and marketing.    Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, marketing, travel and facility related costs and allocated overhead. We expect sales and marketing expenses to significantly increase, in absolute dollars, for the remainder of 2013 as compared to 2012 primarily due to our planned growth in our sales and marketing organization, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating expenses as we continue to expand our business.
Research and development.   Research and development expenses primarily consist of personnel-related costs attributable to our research and development personnel and allocated overhead. We have devoted our product development efforts primarily to develop new products, incorporate additional features, improve functionality and adapt to new technologies or changes to existing technologies. We expect that our research and development expenses will continue to increase, in absolute dollars, for the remainder of 2013 as compared to 2012 as we increase our research and development headcount to further strengthen our software and invest in the development of our products.
General and administrative.  General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, legal, human resources and administrative personnel, legal, accounting and other professional services fees, other corporate expenses and allocated overhead. We have recently incurred additional expenses due to expanding our operations and in connection with our IPO, and will continue to incur additional expenses associated with being a publicly traded company, including higher legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and other regulations. We also expect that general and administrative expenses will continue to increase, in absolute dollars, for the remainder of 2013 as compared to 2012 as we further expand our operations, particularly internationally.
Other Income (Expense), Net
Other income (expense), net consists primarily of gains and losses on foreign currency transactions and interest income on our cash and cash equivalents balances.
Income Tax Expense (Benefit)
Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, as adjusted for allowable credits and deductions. Our provision for income taxes consists of federal, state and foreign taxes.
We generally conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure and intercompany arrangements align with the international expansion of our business activities. The application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine the manner in which we operate our business is not consistent with the manner in which we report our income to the jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

Our income tax provision may be significantly affected by changes to our estimates for taxes in jurisdictions in which we operate and other estimates utilized in determining our global effective tax rate. Actual results may also differ from our estimates based on changes in tax laws and economic conditions. Such changes could have a substantial impact on the income tax provision and effective income tax rate.
In addition, we are subject to the continuous examinations of our income tax returns by different tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our prospectus, filed with the SEC on May 20, 2013 pursuant to Rule 424(b) under the Securities Act.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenues
License	$33,518	$20,239	$59,944	$37,695
Maintenance and services	16,366	8,877	29,958	16,106
Total revenues	49,884	29,116	89,902	53,801
Cost of revenues
License	110	93	286	149
Maintenance and services	4,236	2,406	7,610	4,021
Total cost of revenues (1)	4,346	2,499	7,896	4,170
Gross profit	45,538	26,617	82,006	49,631
Operating expenses
Sales and marketing (1)	27,565	12,983	51,237	23,560
Research and development (1)	14,135	7,493	27,076	14,218
General and administrative (1)	6,118	3,340	11,719	6,255
Total operating expenses	47,818	23,816	90,032	44,033
Operating income (loss)	(2,280)	2,801	(8,026)	5,598
Other income (expense), net	(119)	(16)	(173)	(27)
Income (loss) before income tax expense (benefit)	(2,399)	2,785	(8,199)	5,571
Income tax expense (benefit)	176	1,726	(1,589)	3,455
Net income (loss)	$(2,575)	$1,059	$(6,610)	$2,116

(1) Stock based compensation included in the statement of operations above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenues	$105	$23	$178	$38
Sales and marketing	1,245	318	2,064	583
Research and development	1,277	488	2,312	914
General and administrative	677	276	1,249	521
Total stock-based compensation expense	$3,304	$1,105	$5,803	$2,056

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Statements of Operations Data:	2013	2012	2013	2012
	(as a percentage of total revenues)
Revenues
License	67.2%	69.5%	66.7%	70.1%
Maintenance and services	32.8%	30.5%	33.3%	29.9%
Total revenues	100%	100%	100%	100%
Cost of revenues
License	0.2%	0.3%	0.3%	0.3%
Maintenance and services	8.5%	8.3%	8.5%	7.5%
Total cost of revenues	8.7%	8.6%	8.8%	7.8%
Gross profit	91.3%	91.4%	91.2%	92.2%
Operating expenses
Sales and marketing	55.3%	44.6%	57.0%	43.8%
Research and development	28.3%	25.7%	30.1%	26.4%
General and administrative	12.3%	11.5%	13.0%	11.6%
Total operating expenses	95.9%	81.8%	100.1%	81.8%
Operating income (loss)	(4.6)%	9.6%	(8.9)%	10.4%
Other income (expense), net	(0.2)%	—%	(0.2)%	(0.1)%
Income (loss) before income tax expense (benefit)	(4.8)%	9.6%	(9.1)%	10.3%
Income tax expense (benefit)	0.4%	6.0%	(1.7)%	6.4%
Net income (loss)	(5.2)%	3.6%	(7.4)%	3.9%

Comparison of Three and Six Months Ended June 30, 2013 and 2012

Revenues

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
Revenues	(dollars in thousands)
License	$33,518	$20,239	65.6%	$59,944	$37,695	59.0%
Maintenance and services	16,366	8,877	84.4%	29,958	16,106	86.0%
Total revenues	$49,884	$29,116	71.3%	$89,902	$53,801	67.1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	(as a percentage of total revenues)
License	67.2%	69.5%	66.7%	70.1%
Maintenance and services	32.8%	30.5%	33.3%	29.9%
Total revenues	100.0%	100.0%	100.0%	100.0%

Total revenues were $49.9 million for the three months ended June 30, 2013 compared to $29.1 million for the three months ended June 30, 2012, an increase of $20.8 million, with 66% and 84% year-over-year growth in license and maintenance and services revenues, respectively. Total revenues growth was attributable to the increased demand for our products and services from new and existing customers. For example, we added over 1,500 customer accounts in the three months ended June 30, 2013. License revenues increased $13.3 million from the three months ended June 30, 2012 to the three months ended June 30, 2013 as we continued to increase sales both domestically and internationally. The increase in license revenues was a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased as a percentage of total revenues, to 19% for the three months ended June 30, 2013 from 15% for the three months ended June 30, 2012.

Total revenues were $89.9 million for the six months ended June 30, 2013 compared to $53.8 million for the three months ended June 30, 2012, an increase of $36.1 million, with 59% and 86% year-over-year growth in license and maintenance and services revenues, respectively. Total revenues growth was attributable to the increased demand for our products and services from new and existing customers. For example, we added over 2,500 customer accounts in the six months ended June 30, 2013. License revenues increased $22.2 million from the six months ended June 30, 2012 to the six months ended June 30, 2013 as we continued to increase sales both domestically and internationally. The increase in license revenues was a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased as a percentage of total revenues, to 19% for the six months ended June 30, 2013 from 16% for the six months ended June 30, 2012.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
Cost of revenues	(dollars in thousands)
License	$110	$93	18.3%	$286	$149	91.9%
Maintenance and services	4,236	2,406	76.1%	7,610	4,021	89.3%
Total cost of revenues	$4,346	$2,499	73.9%	$7,896	$4,170	89.4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross Margin
License	99.7%	99.5%	99.5%	99.6%
Maintenance and services	74.1%	72.9%	74.6%	75.0%
Total gross margin	91.3%	91.4%	91.2%	92.2%

Total cost of revenues was $4.3 million for the three months ended June 30, 2013 compared to $2.5 million for the three months ended June 30, 2012, an increase of $1.8 million. This increase was primarily due to the increased cost of providing maintenance and services to our expanding customer base. The $1.8 million increase in cost of maintenance and services revenues from the three months ended June 30, 2012 to the three months ended June 30, 2013 was primarily related to an increase in compensation expense of $1.0 million due to increased headcount, $0.4 million in facilities and allocated overhead costs and $0.2 million in additional travel costs. Total gross margin remained relatively flat.

Total cost of revenues was $7.9 million for the six months ended June 30, 2013 compared to $4.2 million for the six months ended June 30, 2012, an increase of $3.7 million. This increase was primarily due to the increased cost of providing maintenance and services to our expanding customer base. The $3.6 million increase in cost of maintenance and services revenues from the six months ended June 30, 2012 to the six months ended June 30, 2013 was primarily related to an increase in compensation expense of $2.3 million due to increased headcount, $0.7 million in facilities and allocated overhead costs and $0.4 million in additional travel costs. Total gross margin decreased by approximately one percentage points in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to increased investment in our technical support and services organization for personnel and other costs to support our expanding customer base.

Operating Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
Operating expenses	(dollars in thousands)
Sales and marketing	$27,565	$12,983	112.3%	$51,237	$23,560	117.5%
Research and development	14,135	7,493	88.6%	27,076	14,218	90.4%
General and administrative	6,118	3,340	83.2%	11,719	6,255	87.4%
Total operating expenses	$47,818	$23,816	100.8%	$90,032	$44,033	104.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating expenses	(as a percentage of total revenues)
Sales and marketing	55.3%	44.6%	57.0%	43.8%
Research and development	28.3%	25.7%	30.1%	26.4%
General and administrative	12.3%	11.5%	13.0%	11.6%
Total operating expenses	95.9%	81.8%	100.1%	81.8%

Sales and Marketing

Sales and marketing expenses were $27.6 million for the three months ended June 30, 2013 as compared to $13.0 million for the three months ended June 30, 2012, an increase of $14.6 million. This increase was primarily due to an increase in compensation expense of $10.4 million resulting from increased sales headcount as we expanded our sales organization both domestically and internationally, as well as commissions on increased customer orders. The remainder of the increase was primarily attributable to a $2.1 million increase in facilities and allocated overhead costs, $1.0 million in additional marketing costs and $0.9 million in additional travel costs.

Sales and marketing expenses were $51.2 million for the six months ended June 30, 2013 as compared to $23.6 million for the six months ended June 30, 2012, an increase of $27.6 million. This increase was primarily due to an increase in compensation expense of $19.4 million resulting from increased sales headcount as we expanded our sales organization both domestically and internationally, as well as commissions on increased customer orders. The remainder of the increase was primarily attributable to a $3.6 million increase in facilities and allocated overhead cost, $2.1 million in additional marketing costs and $1.9 million in additional travel costs.

Research and Development

Research and development expenses were $14.1 million for the three months ended June 30, 2013 as compared to $7.5 million for the three months ended June 30, 2012, an increase of $6.6 million. This increase was primarily due to an increase in compensation expenses of $5.7 million resulting from increased headcount as part of our focus on further developing and enhancing our products and $0.9 million in facilities and allocated overhead costs.

Research and development expenses were $27.1 million for the six months ended June 30, 2013 as compared to $14.2 million for the six months ended June 30, 2012 an increase of $12.9 million. This increase was primarily due to an increase in compensation expenses of $10.8 million resulting from increased headcount as part of our focus on further developing and enhancing our products and $1.7 million in facilities and allocated overhead costs.

General and Administrative

General and administrative expenses were $6.1 million for the three months ended June 30, 2013 as compared to $3.3 million for the three months ended June 30, 2012, an increase of $2.8 million. This increase was primarily due to an increase in compensation expenses of $1.2 million resulting from increased headcount to support our overall growth. The remainder of the increase was primarily attributable to $1.2 million in accounting, legal, insurance and recruiting expenses to support growth in our business as well as costs associated with becoming a public company.

General and administrative expenses were $11.7 million for the six months ended June 30, 2013 as compared to $6.3 million for the six months ended June 30, 2012, an increase of $5.4 million. This increase was primarily due to an increase in compensation expenses of $2.5 million resulting from increased headcount to support our overall growth. The remainder of the increase was primarily attributable to $2.4 million in accounting, legal, insurance and recruiting expenses to support growth in our business as well as costs associated with becoming a public company.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Other income (expense), net	$(119)	$(16)	$(173)	$(27)

Other income (expense), net increased due to expenses associated with foreign currency exchange transactions.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Income tax expense (benefit)	$176	$1,726	$(1,589)	$3,455
Effective tax rate	(7.3)%	62.0%	19.4%	62.0%
Period specific items	$—	$—	$(1,148)	$—

Our effective tax rate was (7.3)% and 62.0% for the three months ended June 30, 2013 and 2012, respectively. The change in effective tax rate is primarily due to the tax benefit received from U.S. research and development credits, which was partially offset by stock-based compensation and change in mix of losses taxed at lower rates in foreign jurisdictions.

For the six months ended June 30, 2013, our effective tax rate was 19.4% inclusive of $1.1 million net of a favorable period-specific item primarily related to the retroactive reinstatement of the U.S. research and development credit. For the six months ended June 30, 2012, our effective tax rate was 62.0%.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash flows generated by operations and to a lesser extent the sale of preferred stock. In May 2013, we closed our initial public offering, or IPO, in which 9,430,000 shares of Class A common stock were sold to the public at an offering price of $31 per share. We sold 6,230,000 shares of Class A common stock and the selling stockholders sold 3,200,000 shares of Class A common stock. We received proceeds of $177.0 million from the IPO, net of underwriters’ discounts and commissions and offering expenses.

As of June 30, 2013, we had cash and cash equivalents totaling $221.4 million, net accounts receivable of $33.4 million and $199.0 million of working capital.
The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	June 30,	December 31,
	2013	2012
	(in thousands)
Cash and cash equivalents	$221,411	$39,302

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$9,652	$7,973
Net cash used in investing activities	(6,344)	(3,236)
Net cash provided by financing activities	178,854	203
Effect of exchange rate changes	(53)	—
Net increase in cash and cash equivalents	$182,109	$4,940
Cash and Cash Equivalents
As of June 30, 2013, our cash and cash equivalents were held for working capital purposes, a majority of which was held in cash deposits and money market funds. We intend to increase our capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $9.7 million for the six months ended June 30, 2013, as a result of net loss of $6.6 million, offset by stock-based compensation expense and other non-cash charges of $8.5 million and a net change of $7.7 million in our operating assets and liabilities. The increase in our operating assets and liabilities was primarily attributable to a $11.0 million increase in deferred revenue and a $3.9 million increase in accounts payable and other accrued liabilities, partially offset by a $2.8 million increase in accounts receivable. The increase in deferred revenue was primarily due to increased sales of maintenance agreement sales. The increase in accounts payable and other accrued liabilities was primarily related to the build out of new office space worldwide. The increase in accounts receivable was primarily due to increased license and maintenance agreement sales.
Net cash provided by operating activities was $8.0 million for the six months ended June 30, 2012, as a result of net income of $2.1 million, stock-based compensation expense and other non-cash charges of $3.7 million and a net change of $2.1 million in our operating assets and liabilities. The increase in our operating assets and liabilities was primarily attributable to a $5.4 million increase in deferred revenue and a $1.8 million increase in income taxes payable, partially offset by a $5.0 million increase in accounts receivable. The increase in deferred revenue was primarily due to increased maintenance agreement sales. The increase in accounts receivable was primarily due to increased license and maintenance agreement sales.

Investing Activities
Cash outflows for investing activities for the six months ended June 30, 2013 and 2012 were $6.3 million and $3.2 million, respectively. The cash used for these periods was primarily attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Cash inflows from our financing activities for the six months ended June 30, 2013 and 2012 were $178.9 million and $0.2 million, respectively. In the six months ended June 30, 2013, cash provided by financing activities was primarily due to the $177.0 million net proceeds from our IPO. In addition, for the six months ended June 30, 2013 and 2012, cash provided by financing activities was attributable to proceeds from the exercise of stock options were $1.6 million and $0.2 million, respectively.
Obligations and Commitments
As of June 30, 2013, our principal obligations consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2020. The following table represents our operating lease obligations as of June 30, 2013:

Year Ending
Remainder of 2013	$2,188
2014	5,334
2015	4,050
2016	2,799
2017	2,570
Thereafter	2,651
Total minimum lease payments	$19,592

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2013, compared to those discussed in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 20, 2013.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report or the “Evaluation Date”.
In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may be involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, employment, wage and hour, and other claims.
We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement. We evaluate these claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us.
The outcome of any litigation, regardless of its merits, is inherently uncertain. Any intellectual property claims and other lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, lead to attempts on the part of other parties to seek similar claims and, in the case of intellectual property claims, require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements.
In general, the resolution of a legal matter could prevent us from offering our service to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results.
We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When we make such provisions they are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows, or both, of a particular quarter.

ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this report, including our consolidated financial statements and related notes, before investing in our Class A common stock. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose some or all of your investment.
Risks Related to Our Business and Industry
Due to our rapid growth, we have a limited operating history at our current scale, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We have been growing rapidly in recent periods, and as a result have a relatively short history operating our business at its current scale. For example, we have significantly increased the number of our employees and have expanded our operations worldwide. Furthermore, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs and frequent introductions of new products, technologies and services. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
Our future success will depend in large part on our ability to, among other things:

•	maintain and expand our business, including our operations and infrastructure to support our growth, both domestically and internationally;

•	compete with other companies, custom development efforts and open source initiatives that are currently in, or may in the future enter, the market for our software;

•	expand our customer base, both domestically and internationally;

•	renew maintenance agreements with, and sell additional products to, existing customers;

•	improve the performance and capabilities of our software;

•	hire, integrate, train and retain skilled talent, including members of our direct sales force and software engineers;

•	maintain high customer satisfaction and ensure quality and timely releases of our products and product enhancements;

•	maintain, expand and support our indirect sales channels and strategic partner network;

•	maintain the quality of our website infrastructure to minimize latency when downloading or utilizing our software;

•	increase market awareness of our products and enhance our brand; and

•	maintain compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property, international sales and taxation.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business will be adversely affected and our results of operations will suffer.
We may not be able to sustain our revenue growth rate or profitability in the future.
While we have achieved profitability on an annual basis over the past three years, we have not consistently achieved profitability on a quarterly basis during that same period. We expect expenses to increase substantially in the near term, particularly as we make significant investments in our sales and marketing organization, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products. In addition, in connection with operating as a public company, we are incurring additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenues do not increase to offset these increases in our operating expenses, we may not be profitable in future periods.
Moreover, our historical revenue growth should not be considered indicative of our future performance. As we grow our business, we expect our revenue growth rates to slow in future periods due to a number of reasons, which may include slowing demand for our products, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, the maturation of our business or the decline in the number of organizations into which we have not already expanded.
We have been growing rapidly and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, our business and results of operations will be adversely affected.
We have experienced rapid growth in a relatively short period of time. Our revenues grew to $89.9 million in the six months ended June 30, 2013 from $53.8 million in the six months ended June 30, 2012. During this period, we also established operations in a number of countries outside the United States.
We intend to continue to aggressively grow our business. For example, we plan to continue to hire new employees at a rapid pace, particularly in our sales and engineering groups. If we cannot adequately train these new employees, including our direct sales force, our sales may decrease or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding internationally, establishing operations in additional countries outside the United States, and we intend to make direct and substantial investments to continue our international expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.
Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

•
effectively recruit, integrate, train and motivate a large number of new employees, including our direct sales force, while retaining existing employees, maintaining the beneficial aspects of our corporate culture and effectively executing our business plan;

•	satisfy existing customers and attract new customers;

•	successfully introduce new products and enhancements;

•	continue to improve our operational, financial and management controls;

•	protect and further develop our strategic assets, including our intellectual property rights; and

•	make sound business decisions in light of the scrutiny associated with operating as a public company.

These activities will require significant capital expenditures and allocation of valuable management and employee resources, and our growth will continue to place significant demands on our management and our operational and financial infrastructure.
Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth. There are no guarantees we will be able to do so in an efficient or timely manner, or at all. In particular, any failure to successfully implement systems enhancements and improvements will likely negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies. Moreover, if we do not effectively manage the growth of our business and operations, the quality of our software could suffer, which could negatively affect our brand, results of operations and overall business.

We face intense competition, and we may not be able to compete effectively, which could reduce demand for our products and adversely affect our business, growth, revenues and market share.
The market for our products is intensely and increasingly competitive and subject to rapidly changing technology and evolving standards. In addition, many companies in our target market are offering, or may soon offer, products and services that may compete with our products.
Our current primary competitors generally fall into three categories:

•
large software companies, including suppliers of traditional business intelligence products that provide one or more capabilities that are competitive with our products, such as International Business Machines Corporation, Microsoft Corporation, Oracle Corporation and SAP AG;

•	spreadsheet software providers, such as Microsoft Corporation; and

•	new and emerging business analytics software companies, such as Qlik Technologies Inc. and TIBCO Spotfire (a subsidiary of TIBCO Software Inc.).

In addition, we may compete with open source initiatives and custom development efforts. We expect competition to increase as other established and emerging companies enter the business analytics software market, as customer requirements evolve and as new products and technologies are introduced. We expect this to be particularly true with respect to our cloud-based initiatives as we and our competitors seek to provide business analytics products based on a software-as-a-service, or SaaS platform. This is a relatively new and evolving area of business analytics solutions, and we anticipate competition to increase based on customer demand for these types of products.
Many of our competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, for example by offering a software-as-a-service, or SaaS, based product that competes with our on-premise products or Tableau Online, our SaaS product, or devoting greater resources to the development, promotion and sale of their products than we do. Moreover, many of these competitors are bundling their analytics products into larger deals or maintenance renewals, often at significant discounts. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures.
Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. Some of these factors include ease and speed of product deployment and use, discovery and visualization capabilities, analytical and statistical capabilities, performance and scalability, the quality and reliability of our customer service and support, total cost of ownership, return on investment and brand recognition. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our products, as well as adversely affect our business, results of operations and financial condition.
Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of our customers or potential customers. In addition, our current or prospective indirect sales channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell or certify our products through specific distributors, technology providers, database companies and distribution channels and allow our competitors to rapidly gain significant market share. These developments could limit our ability to obtain revenues from existing and new customers and to maintain maintenance and support revenues from our existing and new customers. If we are unable to compete successfully against current and future competitors, our business, results of operations and financial condition would be harmed.

Our success is highly dependent on our ability to penetrate the existing market for business analytics software as well as the growth and expansion of that market.
Although the overall market for business analytics software is well-established, the market for business analytics software like ours is relatively new, rapidly evolving and unproven. Our future success will depend in large part on our ability to penetrate the existing market for business analytics software, as well as the continued growth and expansion of what we believe to be an emerging market for analytics solutions that are faster, easier to adopt, easier to use and more focused on self-service capabilities. It is difficult to predict customer adoption and renewal rates, customer demand for our products, the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. Our ability to penetrate the existing market and any expansion of the emerging market depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers' willingness to adopt a different approach to data analysis. Furthermore, many potential customers have made significant investments in legacy business analytics software systems and may be unwilling to invest in new software. If we are unable to penetrate the existing market for business analytics software, the emerging market for self-service analytics solutions fails to grow or expand, or either of these markets decreases in size, our business, results of operations and financial condition would be adversely affected.
Our future quarterly results of operations may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.
Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, many of which are outside of our control, including:

•	the expansion of our customer base;

•	the renewal of maintenance agreements with, and sales of additional products to, existing customers;

•	the size, timing and terms of our perpetual license sales to both existing and new customers;

•	the mix of direct sales versus sales through our indirect sales channels;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	the introduction of products and product enhancements by existing competitors or new entrants into our market, and changes in pricing for products offered by us or our competitors;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	changes in customers' budgets;

•	customer acceptance of and willingness to pay for new versions of our products;

•	seasonal variations in our sales, which have generally historically been highest in the fourth quarter of a calendar year and lowest in the first quarter;

•	seasonal variations related to sales and marketing and other activities, such as expenses related to our annual customer conferences;

•	our ability to control costs, including our operating expenses;

•	our ability to hire, train and maintain our direct sales force;

•	the timing of satisfying revenue recognition criteria, particularly with regard to large transactions;

•	fluctuations in our effective tax rate; and

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.

Any one of these or other factors discussed elsewhere in this prospectus may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.
We may not be able to accurately predict our future revenues or results of operations. For example, a large percentage of the revenues we recognize each quarter has been attributable to sales made in the last month of that same quarter. Our license revenues, which are primarily attributable to perpetual licenses, in particular can be impacted by short-term shifts in customer demand. As a result, our ability to forecast revenues on a quarterly or longer-term basis is limited. In addition, we base our current and future expense levels on our operating plans and sales forecasts, and our operating expenses are expected to be relatively fixed in the short term. Accordingly, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter. The variability and unpredictability of these and other factors could result in our failing to meet or exceed financial expectations for a given period.
If we are unable to attract new customers and expand sales to existing customers, both domestically and internationally, our growth could be slower than we expect and our business may be harmed.
Our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon the effectiveness of our marketing efforts, both domestically and internationally, and our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional business intelligence products into its business, as such organization may be reluctant or unwilling to invest in a new product. If we fail to attract new customers and maintain and expand those customer relationships, our revenues will grow more slowly than expected and our business will be harmed.
Our future growth also depends upon expanding sales of our products to and renewing license and maintenance agreements with existing customers and their organizations. In order for us to improve our operating results, it is important that our existing customers make additional significant purchases of our products. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in increased sales to existing customers, or upsells, and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer. Moreover, while most of our software is licensed and sold under perpetual license agreements, we also enter into term license agreements with some of our customers and have recently begun selling a SaaS-based product, Tableau Online. In addition, all of our maintenance and support agreements are sold on a term basis. In order for us to grow our revenues and increase profitability, it is important that our existing customers renew their maintenance and support agreements and their term licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance and support contracts with us after the initial terms have expired. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers' spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenues may decline.
We derive substantially all of our revenues from a limited number of software products.
We currently derive and expect to continue to derive substantially all of our revenues from our Tableau Desktop, Tableau Server and Tableau Online software products. As such, the continued growth in market demand of these software products is critical to our continued success. Demand for our software is affected by a number of factors, including continued market acceptance of our products, the timing of development and release of new products by our competitors, price changes by us or by our competitors, technological change, growth or contraction in the traditional and expanding business analytics market, and general economic conditions and trends. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, results of operations, financial condition and growth prospects will be materially and adversely affected.
Our success depends on increasing the number and value of enterprise sales transactions, which typically involve a longer sales cycle, greater deployment challenges and additional support and services than sales to individual purchasers of our products.
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. These larger transactions may involve significant customer negotiation. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
We may also face unexpected deployment challenges with enterprise customers or more complicated installations of our software platform. It may be difficult to deploy our software platform if the customer has unexpected database, hardware or software technology issues. Additional deployment complexities may occur if a customer hires a third party to deploy or implement our products or if one of our indirect sales channel partners leads the implementation of our products. In addition, enterprise customers may demand more configuration and integration services, which increase our upfront investment in sales and deployment efforts, with no guarantee that these customers will increase the scope of their use. As a result of these factors, we must devote a significant amount of sales support and professional services resources to individual customers, increasing the cost and time required to complete sales. Any difficulties or delays in the initial implementation, configuration or integration of our products could cause customers to reject our software or lead to the delay or non-receipt of future orders which would harm our business, results of operations and financial condition.
If our new products and product enhancements do not achieve sufficient market acceptance, our results of operations and competitive position will suffer.
We spend substantial amounts of time and money to research and develop new software and enhanced versions of our existing software to incorporate additional features, improve functionality, function in concert with new technologies or changes to existing technologies and allow our customers to analyze a wide range of data sources. When we develop a new product or an enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market.
Further, we may make changes to our software that our customers do not find useful. We may also discontinue certain features, begin to charge for certain features that are currently free or increase fees for any of our features or usage of our software. We may also face unexpected problems or challenges in connection with new product or feature introductions.
Our new products or product enhancements, such as Tableau Online and our most recent release, Tableau 8.0, and changes to our existing software could fail to attain sufficient market acceptance for many reasons, including:

•	failure to predict market demand accurately in terms of software functionality and capability or to supply software that meets this demand in a timely fashion;

•	inability to operate effectively with the technologies, systems or applications of our existing or potential customers;

•	defects, errors or failures;

•	negative publicity about their performance or effectiveness;

•	delays in releasing our new software or enhancements to our existing software to the market;

•	the introduction or anticipated introduction of competing products by our competitors;

•	an ineffective sales force;

•	poor business conditions for our end-customers, causing them to delay purchases; and

•	the reluctance of customers to purchase software incorporating open source software.

In addition, because our products are designed to operate on and with a variety of systems, we will need to continuously modify and enhance our products to keep pace with changes in technology. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion.
If our new software or enhancements and changes do not achieve adequate acceptance in the market, our competitive position will be impaired, and our revenues could decline. The adverse effect on our results of operations may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred in connection with the new software or enhancements.
We are dependent on the continued services and performance of our senior management and other key personnel, the loss of any of whom could adversely affect our business.
Our future success depends in large part on the continued contributions of our senior management and other key personnel. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our products, and our strategic direction. We do not maintain “key person” insurance for any member of our senior management team or any of our other key employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.
If we are unable to attract, integrate and retain additional qualified personnel, including top technical talent, our business could be adversely affected.
Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel, including top technical talent from the industry and top research institutions. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled personnel in those areas. We have little experience with recruiting in geographies outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.
Volatility or lack of positive performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to appropriately incentivize and retain our employees through equity compensation, or if we need to increase our compensation expenses in order to appropriately incentivize and retain our employees, our business, results of operations, financial condition and cash flows would be adversely affected.
Our growth depends on being able to expand our direct sales force successfully.
To date, most of our revenues have been attributable to the efforts of our direct sales force in the United States. In order to increase our revenues and profitability, we must increase the size of our direct sales force, both in the United States and internationally, to generate additional revenues from new and existing customers. We intend to substantially further increase our number of direct sales professionals.
We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales force will be new to our company and our products, which may adversely affect our sales if we cannot train our sales force quickly or effectively. Attrition rates may increase and we may face integration challenges as we continue to seek to aggressively expand our sales force. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.
We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team. As we grow and mature as a public company, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and effectively focus on and pursue our corporate objectives.
Real or perceived errors, failures or bugs in our software could adversely affect our results of operations and growth prospects.
Because our software is complex, undetected errors, failures or bugs may occur, especially when new versions or updates are released. Our software is often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into computing environments may expose undetected errors, compatibility issues, failures or bugs in our software. Despite testing by us, errors, failures or bugs may not be found in our software until it is released to our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our software, which could result in customer dissatisfaction and adversely impact the perceived utility of our products as well as our brand. Any of these real or perceived errors, compatibility issues, failures or bugs in our software could result in negative publicity, reputational harm, loss of or delay in market acceptance of our software, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays or cessation of our licensing, which could cause us to lose existing or potential customers and could adversely affect our results of operations and growth prospects.
Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and results of operations.
We have in the past experienced, and may in the future experience, performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, cyber-attacks, security vulnerabilities, natural disasters or fraud. If our security is compromised, our website is unavailable or our users are unable to download our software within a reasonable amount of time or at all, our business could be negatively affected. Moreover, if our security measures, products or services are subject to cyber-attacks that degrade or deny the ability of users to access our website, products or services, our products and services may be perceived as unsecure and we may incur significant legal and financial exposure. In particular, Tableau Online and Tableau Public may be especially vulnerable to interruptions or performance problems. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our software becomes more complex and our user traffic increases. We expect to continue to make significant investments to maintain and improve website performance and security and to enable rapid and secure releases of new features and applications for our software. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations may be adversely affected.
In addition, we rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services from NetSuite Inc. and customer relationship management services from salesforce.com, inc. If these services become unavailable due to extended outages or interruptions, security vulnerabilities, cyber-attacks or because they are no longer available on commercially reasonably terms or prices, our expenses could increase, our ability to manage these critical functions could be interrupted and our processes for managing sales of our software and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
Our products use third-party software and services that may be difficult to replace or cause errors or failures of our products that could lead to a loss of customers or harm to our reputation and our operating results.
We license third-party software and depend on services from various third parties for use in our products. In the future, this software or these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of the software or services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could harm our business. In addition, any errors or defects in or failures of the third-party software or services could result in errors or defects in our products or cause our products to fail, which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs.
We will need to maintain our relationships with third-party software and service providers, and to obtain software and services from such providers that do not contain any errors or defects. Any failure to do so could adversely impact our ability to deliver effective products to our customers and could harm our operating results.
If customers demand products that provide business analytics via a Software-as-a-Service business model, our business could be adversely affected.
In recent years, we believe that companies have begun to expect that key software be provided through a SaaS model, and customers may eventually require that we provide our product via a SaaS deployment. We have recently launched Tableau Online, our cloud-based service that provides our software's core capabilities as a commercial SaaS offering. We anticipate using our current cash or future cash flows to fund further development of this product, and we may encounter difficulties that cause our costs to exceed our current expectations. Moreover, to commercially provide this product at scale, we will need to make additional investments in related infrastructure such as server farms, data centers, network bandwidth and technical operations personnel. All of these investments will negatively affect our operating results. Even if we make these investments, we may be unsuccessful in achieving significant market acceptance of this new product. Moreover, sales of a potential future SaaS offering by our competitors could adversely affect sales of all of our existing products. In addition, increasing sales of our SaaS offering could cannibalize license sales of our on-premise desktop and server software from existing and prospective customers; and this change to a predominant SaaS model could negatively impact our overall sales growth and result in changes in the manner in which we recognize revenue, which could have an adverse impact on our operating results and business operations. In addition, the migration of our customers to a SaaS model would result in changes in the manner in which we recognize revenues for sales to those customers. Changes in revenue recognition would affect our operating results and could have an adverse effect on our business operations and financial results.
Our success depends on our ability to maintain and expand our indirect sales channels.
Historically, we have used indirect sales channel partners, such as original equipment manufacturers, technology partners, systems integrators and resellers, to a limited degree. Indirect sales channel partners are becoming an increasingly important aspect of our business, particularly with regard to enterprise and international sales. Our future growth in revenues and profitability depends in part on our ability to identify, establish and retain successful channel partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk.
We cannot be certain that we will be able to identify suitable indirect sales channel partners. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with them under which the partner would distribute our products. We cannot be certain that we will be able to negotiate commercially-attractive terms with any channel partner, if at all. In addition, all channel partners must be trained to distribute our products. In order to develop and expand our distribution channel, we must develop and improve our processes for channel partner introduction and training.
We also cannot be certain that we will be able to maintain successful relationships with any channel partners. These channel partners may not have an exclusive relationship with us, and may offer customers the products of several different companies, including products that compete with ours. With or without an exclusive relationship, we cannot be certain that they will prioritize or provide adequate resources for selling our products. A lack of support by any of our channel partners may harm our ability to develop, market, sell or support our products, as well as harm our brand. There can be no assurance that our channel partners will comply with the terms of our commercial agreements with them or will continue to work with us when our commercial agreements with them expire or are up for renewal. If we are unable to maintain our relationships with these channel partners, or these channel partners fail to live up to their contractual obligations, our business, results of operations and financial condition could be harmed.
Our long-term growth depends in part on being able to expand internationally on a profitable basis.
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 81% of our total revenues in the six months ended June 30, 2013 was derived from sales within the United States and Canada. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	management communication and integration problems resulting from geographic dispersion and language and cultural differences;

•	sales and customer service challenges associated with operating in different countries;

•	increased reliance on indirect sales channel partners outside the United States;

•	longer payment cycles and difficulties in collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;

•	increased financial accounting and reporting burdens and complexities;

•	general economic or political conditions in each country or region;

•	economic uncertainty around the world and adverse effects arising from economic interdependencies across countries and regions;

•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

•
compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;

•
heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;

•	fluctuations in currency exchange rates and related effects on our results of operations;

•	difficulties in repatriating or transferring funds from or converting currencies in certain countries;

•	the need for localized software and licensing programs;

•	reduced protection for intellectual property rights in certain countries and practical difficulties and costs of enforcing rights abroad; and

•	compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes.

Any of these risks could adversely affect our international operations, reduce our international revenues or increase our operating costs, adversely affecting our business, results of operations and financial condition and growth prospects.
For example, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In addition, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. laws and regulations applicable to us. We have not historically had formal policies with respect to these laws and regulations, and have only recently begun to implement compliance procedures designed to prevent violations of these laws and regulations. There can be no assurance that all of our employees, contractors, indirect sales channel partners and agents will comply with the formal policies we will implement, or applicable laws and regulations. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our software and services and could have a material adverse effect on our business and results of operations.
Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation would likely adversely affect our business and results of operations.
We believe that maintaining and enhancing the Tableau brand identity and our reputation are critical to our relationships with our customers and channel partners and to our ability to attract new customers and channel partners. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our market continues to develop. Our success in this area will depend on a wide range of factors, some of which are beyond our control, including the following:

•	the efficacy of our marketing efforts;

•	our ability to continue to offer high-quality, innovative and error- and bug-free products;

•	our ability to retain existing customers and obtain new customers;

•	our ability to maintain high customer satisfaction;

•	the quality and perceived value of our products;

•	our ability to successfully differentiate our products from those of our competitors;

•	actions of our competitors and other third parties;

•	our ability to provide customer support and professional services;

•	any misuse or perceived misuse of our products;

•	positive or negative publicity;

•	interruptions, delays or attacks on our website; and

•	litigation- or regulatory-related developments.

Our brand promotion activities may not be successful or yield increased revenues.
Independent industry analysts often provide reviews of our products, as well as those of our competitors, and perception of our products in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors' products and services, our brand may be adversely affected.
Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to us, our employees, our partners or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity may reduce demand for our products and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brand may be costly and time consuming, and such efforts may not ultimately be successful.

Economic uncertainties or downturns could materially adversely affect our business.
Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, the continued sovereign debt crisis, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on business analytics software in general and negatively affect the rate of growth of our business.
General worldwide economic conditions have experienced a significant downturn and continue to remain unstable. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may tighten their budgets and face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.
To the extent purchases of our software are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our software.
We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or industries in which we operate do not improve, or worsen from present levels, our business, results of operations, financial condition and cash flows could be adversely affected.
If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, our sales contracts have historically been denominated in U.S. dollars, and therefore substantially all of our revenues have not been subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our software to our customers outside of the United States, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
Failure to protect our intellectual property rights could adversely affect our business.
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or license under patent and other intellectual property laws of the United States, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. However, defending our intellectual property rights might entail significant expenses. Any of our patent rights, copyrights, trademarks or other intellectual property rights may be challenged by others, weakened or invalidated through administrative process or litigation.

As of June 30, 2013, we had ten issued U.S. patents covering our technology and 11 patent applications pending for examination in the United States. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology.
Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our software is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software), and mechanisms for enforcement of intellectual property rights may be inadequate. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the recent America Invents Act, and other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we endeavor to enter into non-disclosure agreements with our employees, licensees and others who may have access to this information, we cannot assure you that these agreements or other steps we have taken will prevent unauthorized use, disclosure or reverse engineering of our technology. Moreover, third parties may independently develop technologies or products that compete with ours, and we may be unable to prevent this competition.
We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert counterclaims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially viable. Any litigation, whether or not resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may adversely affect our business, results of operations, financial condition and cash flows.
We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenues and against which our patents may therefore provide little or no deterrence. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties' intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the business analytics software market.
There may be third-party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management's attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party's rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software and may be unable to compete effectively. Any of these results would adversely affect our business, results of operations, financial condition and cash flows.
Our use of open source software could negatively affect our ability to sell our software and subject us to possible litigation.
We use open source software in our software and expect to continue to use open source software in the future. We may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open source software, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. Finally, we cannot assure you that we have not incorporated open source software into our software in a manner that may subject our proprietary software to an open source license that requires disclosure, to customers or the public, of the source code to such proprietary software. Any such disclosure would have a negative effect on our business and the value of our software.
We may be subject to litigation for a variety of claims, which could adversely affect our results of operations, harm our reputation or otherwise negatively impact our business.
In addition to intellectual property litigation, we may be subject to other claims arising from our normal business activities. These may include claims, suits, and proceedings involving labor and employment, wage and hour, commercial and other matters. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. Any adverse determination related to litigation could adversely affect our results of operations, harm our reputation or otherwise negatively impact our business. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter could materially affect our future results of operations, our cash flows or both.
Our success depends in part on maintaining and increasing our sales to customers in the public sector.
We derive a portion of our revenues from contracts with federal, state, local and foreign governments and agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that our efforts will produce any sales. Factors that could impede our ability to maintain or increase the amount of revenues derived from government contracts include:

•	changes in fiscal or contracting policies;

•	decreases in available government funding;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	potential delays or changes in the government appropriations or other funding authorization processes;

•	governments and governmental agencies requiring contractual terms that are unfavorable to us, such as most-favored-nation pricing provisions; and

•	delays in the payment of our invoices by government payment offices.

The occurrence of any of the foregoing could cause governments and governmental agencies to delay or refrain from purchasing our software in the future or otherwise have an adverse effect on our business, results of operations, financial condition and cash flows.
Further, to increase our sales to customers in the public sector, we must comply with laws and regulations relating to the formation, administration, performance and pricing of contracts with the public sector, including U.S. federal, state and local governmental bodies, which affect how we and our channel partners do business in connection with governmental agencies. These laws and regulations may impose added costs on our business, and failure to comply with these laws and regulations or other applicable requirements, including non-compliance in the past, could lead to claims for damages from our channel partners or government customers, penalties, termination of contracts, loss of intellectual property rights and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Future acquisitions could disrupt our business and adversely affect our results of operations, financial condition and cash flows.
We may choose to expand by making acquisitions that could be material to our business, results of operations, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

•
an acquisition may negatively affect our results of operations, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, including potential write down of deferred revenue, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•
we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•
an acquisition may result in a delay or reduction of customer purchases for both us and the company we acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•	we may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•	challenges inherent in effectively managing an increased number of employees in diverse locations;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	potential known and unknown liabilities associated with an acquired company;

•	our use of cash to pay for acquisitions would limit other potential uses for our cash;

•	if we incur debt to fund such acquisitions, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants;

•	the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions;

•
to the extent that we issue a significant amount of equity or convertible debt securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and

•	managing the varying intellectual property protection strategies and other activities of an acquired company.

We may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. The inability to integrate successfully the business, technologies, products, personnel or operations of any acquired business, or any significant delay in achieving integration, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may require additional capital to fund our business and support our growth, and our inability to generate and obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects.
We intend to continue to make substantial investments to fund our business and support our growth. In addition, we may require additional funds to respond to business challenges, including the need to develop new features or enhance our software, improve our operating infrastructure or acquire or develop complementary businesses and technologies. As a result, we may need to engage in equity or debt financings to provide the funds required for these and other business endeavors. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain such additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected. In addition, our inability to generate or obtain the financial resources needed may require us to delay, scale back, or eliminate some or all of our operations, which may have a material adverse effect on our business, operating results, financial condition and prospects.
In addition, the recent global financial crisis which included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit and substantial reductions or fluctuations in equity and currency values worldwide, may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.
Governmental export or import controls could limit our ability to compete in foreign markets and subject us to liability if we violate them.
Our products are subject to U.S. export controls, and we incorporate encryption technology into certain of our products. These products and the underlying technology may be exported only with the required export authorizations, including by license, a license exception or other appropriate government authorizations. U.S. export controls may require submission of an encryption registration, product classification and annual or semi-annual reports. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenues. Compliance with applicable regulatory requirements regarding the export of our products, including with respect to new releases of our software, may create delays in the introduction of our product releases in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.
We may have additional tax liabilities, which could harm our business, operating results, financial condition and prospects.
Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm's-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes and indirect tax on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service, or IRS, and other tax authorities. The tax authorities in the United States and other countries where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position or cash flows.
Determining our income tax rate is complex and subject to uncertainty.
The computation of provision for income tax is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under GAAP. Provision for income tax for interim quarters is based on a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income tax can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. For these reasons, our actual income taxes may be materially different than our provision for income tax.
The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.
Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
Our international operations subject us to potentially adverse tax consequences.
We generally conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. In December 2012, we more closely aligned our corporate structure with our international expansion, establishing a wholly-owned subsidiary in Ireland to provide order processing, technical and administrative support to all of our international operations, except for Canada and Japan, and transferring ownership of our Germany, Singapore and United Kingdom subsidiaries to this Irish entity. Such intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

Natural or man-made disasters and other similar events may significantly disrupt our business, and negatively impact our results of operations and financial condition.
Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks, and power outages, which may render it difficult or impossible for us to operate our business for some period of time. For example, we host our Tableau Online and Tableau Public products from a data center located in the San Francisco Bay Area, a region known for seismic activity. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business and results of operations, and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, results of operations and financial condition. In addition, the facilities of significant customers or major strategic partners may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.
Changes in financial accounting standards may cause adverse and unexpected revenue fluctuations and impact our reported results of operations.
A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business.
Risks Related to Ownership of Our Class A Common Stock
Our stock price has been and will likely continue to be volatile.
The trading price of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

•	actual or anticipated fluctuations in our results of operations;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	changes in our board of directors or management;

•	sales of large blocks of our Class A common stock, including sales by our executive officers, directors and significant stockholders;

•	lawsuits threatened or filed against us;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic conditions in the United States and abroad; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.
Substantial future sales of shares of our Class A common stock could cause the market price of our Class A common stock to decline.
We have a small public float relative to the total number of shares of our Class A and Class B common stock that are issued and outstanding and a substantial majority of our issued and outstanding shares are currently restricted as a result of securities laws and lock-up agreements. Some of these shares will be sold into the public market as these restrictions expire. In particular, as of June 30, 2013, approximately 4.4 million and 44.9 million shares of Class A common stock issuable upon conversion of outstanding Class B common stock will become eligible for sale into the public market upon expiration of underwriter lock-up agreements expiring in early November and mid-November 2013, respectively. Sales of a substantial number of shares of our Class A common stock into the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.
In addition, as of June 30, 2013, we had options outstanding that, if fully exercised, would result in the issuance of approximately 15.4 million shares of Class B and Class A common stock. All of the shares of Class A common stock issuable upon exercise of options (or upon conversion of Class B common stock issued upon exercise of options) have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements described above.
Holders of approximately 21.1 million shares of Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for Tableau or other stockholders.
Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.
Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock.
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.
We have broad discretion in the application of the net proceeds that we received from our initial public offering, including working capital, possible acquisitions and other general corporate purposes, and we may spend or invest these proceeds in a way with which our stockholders disagree. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest the net proceeds from our initial public offering in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors, and may negatively impact our stock price.
The dual class structure of our common stock and the existing ownership of capital stock by our executive officers, directors and their affiliates have the effect of concentrating voting control with our executive officers, directors and their affiliates for the foreseeable future, which will limit the ability of our other investors to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2013, the holders of our outstanding Class B common stock collectively beneficially held shares representing approximately 98.1% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, which include funds affiliated with New Enterprise Associates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of such date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term, which may include our executive officers and directors and their affiliates.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years, although we will cease to be an “emerging growth company” upon the earliest of (i) December 31, 2018, (ii) the last day of the first fiscal year in which our annual gross revenues are $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, or the Exchange Act. We cannot predict if investors will find our Class A common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future financial results may not be as comparable to the financial results of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain additional executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs and will make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
Being a public company and these new rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
As a result of disclosure of information in our filings with the Securities and Exchange Commission, or SEC, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.
As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to do so in a timely manner, or our internal control over financial reporting is not determined to be effective, this may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our Class A or Class B common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

•	provide that directors may only be removed for cause;

•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any holder of at least 15% of our capital stock for a period of three years following the date on which the stockholder became a 15% stockholder.

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
From April 1, 2013 through June 30, 2013, we granted to employees, consultants and directors options to purchase an aggregate of 640,900 shares of Class A common stock pursuant to our 2013 Equity Incentive Plan having exercise prices ranging from $24.50 to $31.00 per share.
From April 1, 2013 through June 30, 2013, we issued and sold to employees, consultants and directors an aggregate of 328,520 shares of Class B common stock upon the exercise of options under our 2004 Equity Incentive Plan at exercise prices ranging from $0.05 to $14.95 per share, for an aggregate amount of approximately $0.5 million.
The offers, sales and issuances of the securities described above in this Item 2 were deemed to be exempt from registration under the Securities Act under either (a) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (b) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.
Use of Proceeds from Public Offerings of Common Stock
On May 22, 2013 we closed our initial public offering, or IPO of 9,430,000 million shares of Class A common stock, including 6,230,000 shares of Class A common stock sold by us (inclusive of 1,230,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 3,200,000 shares of Class A common stock sold by the selling stockholders at a price to the public of $31.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-188660), which was declared effective by the SEC on May 16, 2013. The offering commenced on May 17, 2013, closed on May 22, 2013, and did not terminate before all of the shares in the IPO that were registered in the registration statement were sold. Goldman, Sachs & Co., Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, UBS Securities LLC, BMO Capital Markets Corp. and JMP Securities LLC acted as the underwriters. The aggregate offering price for shares sold in the offering was approximately $292.3 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We raised approximately $177.0 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $20.5 million and other offering expenses of approximately $2.6 million.
No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 20, 2013. Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds.

ITEM 6.        EXHIBITS

Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.
3.2(2)	Amended and Restated Bylaws of Tableau Software, Inc.
10.1	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2013 Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema Linkbase Document
101.CAL**	XBRL Taxonomy Definition Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document
*    Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
**     In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, irrespective of any general incorporation language contained in any such filing, and otherwise is not subject to liability under these sections.
(1)    Filed as Exhibit 3.1 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2013 (File No. 001-35925) and incorporated herein by reference.
(2)    Filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-187683), filed with the Securities and Exchange Commission on April 2, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August, 2013.

TABLEAU SOFTWARE, INC.
By: /s/ Thomas E. Walker Jr.

Thomas E. Walker, Jr.
Chief Financial Officer (principal
financial and accounting officer
and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.
3.2 (2)	Amended and Restated Bylaws of Tableau Software, Inc.
10.1	Forms of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2013 Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema Linkbase Document
101.CAL**	XBRL Taxonomy Definition Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*    Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
**    In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, irrespective of any general incorporation language contained in any such filing, and otherwise is not subject to liability under these sections.
(1)    Filed as Exhibit 3.1 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2013 (File No. 001-35925) and incorporated herein by reference.
(2)    Filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-187683), filed with the Securities and Exchange Commission on April 2, 2013 and incorporated herein by reference.