Form 10-Q/A
period 2013-06-30
Tableau Software Inc
filed 2013-10-28
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

EXLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the Securities and Exchange Commission on August 9, 2013. This Amendment is being made solely for the purpose of filing as Exhibit 32 the certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which was inadvertently omitted from the initial filing. This Quarterly Report on Form 10-Q/A has not been updated to reflect other events occurring after the filing date of the original Quarterly Report on Form 10-Q or to modify or update those disclosures affected by subsequent events.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q/A
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of October, 2013.

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