Form 10-Q
period 2013-09-30
Tableau Software Inc
filed 2013-10-28
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of October 25, 2013, there were approximately 9,430,000 shares of the registrant's Class A common stock and 49,733,362 shares of the registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended September 30, 2013

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$226,337	$39,302
Accounts receivable, net	44,173	30,752
Prepaid expenses and other current assets	5,206	2,789
Income taxes receivable	4,521	1,072
Deferred income taxes	2,250	2,246
Total current assets	282,487	76,161
Property and equipment, net	18,184	10,346
Deferred income taxes	190	66
Deposits and other noncurrent assets	836	419
Total assets	$301,697	$86,992
Liabilities, convertible preferred stock and stockholders' equity
Current liabilities
Accounts payable	$4,253	$2,176
Accrued and other current liabilities	6,970	4,471
Accrued compensation and employee related benefits	17,228	13,170
Income taxes payable	348	129
Deferred revenue	50,968	31,984
Total current liabilities	79,767	51,930
Deferred income taxes	1,353	1,353
Deferred revenue	3,162	2,423
Other long-term liabilities	2,648	1,312
Total liabilities	86,930	57,018
Commitments and contingencies (Note 6)
Convertible preferred stock
Series B convertible preferred stock, par value $0.0001 per share, no shares authorized as of September 30, 2013 and 7,000,000 shares authorized as of December 31, 2012; issued and outstanding, no shares as of September 30, 2013 and 6,585,153 shares as of December 31, 2012 (aggregate liquidation preference of $15,080)	—	15,007
Series A convertible preferred stock, par value $0.0001 per share, no shares authorized as of September 30, 2013 and 10,831,164 shares authorized as of December 31, 2012; issued and outstanding, no shares as of September 30, 2013 and 10,831,164 shares as of December 31, 2012 (aggregate liquidation preference of $5,091)	—	5,024
Total convertible preferred stock	—	20,031
Stockholders’ equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized as of September 30, 2013 and no shares authorized as of December 31, 2012; issued and outstanding, no shares as of September 30, 2013 or December 31, 2012	—	—
Class B common stock, par value $0.0001 per share – authorized, 75,000,000 shares as of September 30, 2013 and December 31, 2012; issued and outstanding, 49,722,528 and 34,317,137 shares as of September 30, 2013 and December 31, 2012, respectively	5	4
Class A common stock, par value $0.0001 per share – authorized, 750,000,000 shares as of September 30, 2013 and 75,000,000 shares as of December 31, 2012; 9,430,000 shares issued and outstanding as of September 30, 2013, no shares issued and outstanding as of December 31, 2012	1	—
Additional paid-in capital	220,730	11,698
Accumulated other comprehensive loss	(42)	(1)
Accumulated deficit	(5,927)	(1,758)
Total stockholders’ equity	214,767	9,943
Total liabilities, convertible preferred stock and stockholders’ equity	$301,697	$86,992

The accompanying notes are an integral part of these consolidated financial statements.

Tableau Software, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues
License	$41,951	$22,112	$101,895	$59,807
Maintenance and services	19,128	10,014	49,086	26,120
Total revenues	61,079	32,126	150,981	85,927
Cost of revenues
License	237	21	523	170
Maintenance and services	4,341	2,788	11,951	6,809
Total cost of revenues (1)	4,578	2,809	12,474	6,979
Gross profit	56,501	29,317	138,507	78,948
Operating expenses
Sales and marketing (1)	32,189	15,565	83,426	39,125
Research and development (1)	15,438	8,488	42,514	22,706
General and administrative (1)	6,345	4,278	18,064	10,533
Total operating expenses	53,972	28,331	144,004	72,364
Operating income (loss)	2,529	986	(5,497)	6,584
Other income (expense), net	(177)	(22)	(350)	(49)
Income (loss) before income tax expense (benefit)	2,352	964	(5,847)	6,535
Income tax expense (benefit)	(89)	597	(1,678)	4,052
Net income (loss)	$2,441	$367	$(4,169)	$2,483

Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$—	$(0.09)	$0.03
Diluted	$0.03	$—	$(0.09)	$0.03

Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	59,143	33,851	47,093	33,676
Diluted	71,348	39,960	47,093	39,597

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenues	$113	$28	$291	$66
Sales and marketing	1,442	350	3,506	933
Research and development	1,473	531	3,785	1,445
General and administrative	702	288	1,951	809
Total stock-based compensation expense	$3,730	$1,197	$9,533	$3,253

The accompanying notes are an integral part of these consolidated financial statements.

Tableau Software, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss)	$2,441	$367	$(4,169)	$2,483
Other comprehensive loss:
Foreign currency translation	(5)	—	(41)	—
Total comprehensive income (loss)	$2,436	$367	$(4,210)	$2,483

The accompanying notes are an integral part of these consolidated financial statements.

Tableau Software, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Operating activities
Net income (loss)	$(4,169)	$2,483
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	4,580	2,657
Provision for doubtful accounts	230	71
Stock-based compensation expense	9,533	3,253
Excess tax benefit from stock-based compensation	(823)	1
Deferred income taxes	701	—
Changes in operating assets and liabilities
Accounts receivable	(13,479)	(7,116)
Prepaid expenses, deposits and other assets	(2,812)	(1,674)
Income taxes receivable	(3,453)	—
Deferred revenue	19,527	11,822
Accounts payable and accrued liabilities	9,028	2,712
Income taxes payable	216	1,106
Net cash provided by operating activities	19,079	15,315
Investing activities
Purchase of property and equipment	(11,515)	(5,461)
Net cash used in investing activities	(11,515)	(5,461)
Financing activities
Proceeds from public offering, net of underwriters' discount and offering costs	176,974	—
Proceeds from issuance of common stock upon exercise of stock options	1,672	284
Excess tax benefit from stock-based compensation	823	(1)
Net cash provided by financing activities	179,469	283
Effect of exchange rate changes on cash and cash equivalents	2	—
Net increase in cash and cash equivalents	187,035	10,137
Cash and cash equivalents
Beginning of period	39,302	30,223
End of period	$226,337	$40,360

The accompanying notes are an integral part of these consolidated financial statements.

Tableau Software, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business

Tableau Software, Inc. (the “Company” "we", "us" or "our"), a Delaware corporation, and its wholly-owned subsidiaries are headquartered in Seattle, Washington. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently make four key products; Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a cloud-based hosted version of Tableau Server; and Tableau Public, a free cloud-based platform for analyzing and sharing public data.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation

The consolidated balance sheet data as of December 31, 2012 was derived from audited consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited consolidated financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2012 included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on May 20, 2013. The accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of its operations, as of and for the periods presented. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include depreciable lives for property and equipment, stock-based compensation, income taxes, accrued liabilities, and collectability of accounts receivable. Actual results could differ from those estimates.

Initial Public Offering
On May 22, 2013, we completed our initial public offering ("IPO") whereby 9,430,000 shares of Class A common stock were sold to the public at a price of $31.00 per share. We sold 6,230,000 shares of Class A common stock and the selling stockholders sold 3,200,000 shares of Class A common stock. We received aggregate proceeds of $177.0 million from the IPO, net of underwriters’ discounts and commissions, and offering expenses. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into shares of Class B common stock.

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

Revenue Recognition

We generate revenues primarily in the form of software license fees and related maintenance and services fees. License fees include perpetual, term and subscription license fees. Maintenance and services fees primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available), training, and professional services that are not essential to functionality of the software.

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

We do not offer refunds and therefore have not recorded any sales return allowance for any of the periods presented. Upon a periodic review of outstanding accounts receivable, amounts that are deemed to be uncollectable are written off against the allowance for doubtful accounts.

We account for taxes collected from customers and remitted to governmental authorities on a net basis and exclude them from revenues.

Software Development Costs

Software development costs associated with the development of new products, enhancements of existing products and quality assurance activities consists of employee, consulting and other external personnel costs. The costs incurred internally from the research and development of computer software products are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for release to customers. Judgment is required in determining when technological feasibility of a product is established. To date, we have determined that technological feasibility of software products is reached shortly before the products are released. Costs incurred after establishment of technological feasibility have not been material, and therefore, we have expensed all research and development costs as they were incurred. Research and development expenses primarily consist of personnel related costs attributable to our research and development personnel and allocated overhead.

We capitalize certain costs relating to software acquired, developed, or modified solely to meet our internal requirements and for which there are no substantive plans to market the software. To date, we have not capitalized any costs.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer’s financial condition and generally collateral is not required. As of September 30, 2013, no individual customer accounted for 10% or more of total accounts receivable. As of December 31, 2012, one customer accounted for 10% or more of total accounts receivable. For the three and nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, no individual customer represented 10% or more of our total revenues.

Stock-Based Compensation

Compensation expense related to stock-based transactions, including employee and nonemployee director stock option and Restricted Stock Unit ("RSU") awards, is measured and recognized in the financial statements based on fair value. The fair value of each RSU award is based on the number of shares granted and the closing price of our Class A common stock on the New York Stock Exchange on the date of grant. The fair value of each stock option award is determined at the date of grant by applying the Black-Scholes option pricing model. This model utilizes the estimated value of our underlying Class A common stock and Class B common stock (together, “common stock”) at the measurement date, the expected or contractual term of the option, the expected volatility of our common stock, risk-free interest rates and expected dividend yield of our common stock. Measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. We recognize compensation expense for only the portion of awards expected to vest. Therefore, management applied an estimated forfeiture rate that was derived from historical employee termination behavior. If the actual number of forfeitures differs from the estimates, adjustments to stock-based compensation expense may be required in future periods.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists," ("ASU 2013-11"). ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. ASU 2013-11 is effective for us in our first quarter of 2014 with earlier adoption permitted. We are currently evaluating the impact of our pending adoption of ASU 2013-11 on our consolidated financial statements.

As an “emerging growth company”, the Jumpstart Our Business Startups Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.
Note 3. Stockholders' Equity
Common Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 75,000,000 shares of Class B common stock, $0.0001 par value per share, and 750,000,000 shares of Class A common stock, $0.0001 par value per share. Each holder of Class B common stock is entitled to ten votes per share and each holder of Class A common stock is entitled to one vote per share. At its discretion, the board of directors may declare dividends on shares of common stock, subject to the rights of our preferred stockholders, if any. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.
In May 2013, upon the closing of our IPO, 6,585,153 shares of Series B convertible preferred stock and 10,831,164 shares of Series A convertible preferred stock converted into 17,416,317 shares of our Class B common stock. We issued 6,230,000 shares of Class A common stock in the IPO. In addition, 3,200,000 shares of Class B common stock (including 2,000,000 shares of Class B common stock issued upon the conversion of our preferred stock) held by our existing stockholders were converted into Class A common stock and sold in the IPO.

Note 4. Stock-Based Compensation
A summary of the option activity under our stock option plan during the nine months ended September 30, 2013 is presented below:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
			(in thousands)
Balances at December 31, 2012	15,398,221	$4.92
Options granted	1,341,550	23.18
Options exercised	(1,135,956)	1.47
Options canceled	(7,578)	6.81
Options forfeited	(261,897)	8.51
Balances at September 30, 2013	15,334,340	$6.71	$989,592
Vested and expected to vest at September 30, 2013	14,341,565	$6.43	$929,520
Exercisable at September 30, 2013	7,938,908	$2.96	$542,102
We grant RSU awards to our employees and non-employee directors under the provisions of the 2013 Plan. The fair value of a RSU is determined by using the closing price of our Class A common stock on the New York Stock Exchange on the date of grant. A RSU award entitles the holder to receive shares of the Company’s Class A common stock as the award vests, which is generally based on length of service. Stock-based compensation expense is amortized on a straight-line basis over the vesting period.
The following provides a summary of our RSU activity during the nine months ended September 30, 2013:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2012	—	—
RSUs granted	133,350	60.15
RSUs vested	—	—
RSUs forfeited	(1,000)	53.82
Outstanding at September 30, 2013	132,350	60.20	$9,429
Expected to vest at September 30, 2013	113,661		$8,097

As of September 30, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock awards was approximately $39.4 million and the weighted-average remaining vesting period was 3.2 years.
A fully-vested warrant to purchase 54,167 shares of our Class B common stock at an exercise price of $0.60 per share was exercised on May 16, 2013.

Equity based awards (including stock options and RSUs) are available for issuance as follows:

Shares Available for Grant
Balances at December 31, 2012	6,907,924
Granted	(1,474,900)
Canceled	7,578
Forfeited	262,897
Balances at September 30, 2013	5,703,499

Note 5. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of:

	September 30, 2013	December 31, 2012
	(in thousands)
Accrued liabilities	$6,702	$4,471
Other current liabilities	268	—
Total accrued and other current liabilities	$6,970	$4,471

Note 6. Commitments and Contingencies
As of September 30, 2013, our principal obligations consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2020. The following table represents our operating lease obligations as of September 30, 2013 (in thousands):

Period Ending
Remainder of 2013	$1,213
2014	5,984
2015	4,616
2016	3,266
2017	2,600
Thereafter	2,664
Total minimum lease payments	$20,343
We are subject to certain routine legal proceedings, as well as demands and claims that arise in the normal course of our business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
United States and Canada	$49,887	$27,086	$122,905	$72,338
International	11,192	5,040	28,076	13,589
Total revenues	$61,079	$32,126	$150,981	$85,927

Substantially all of our long-lived assets are located in the United States as of September 30, 2013 and December 31, 2012.
Note 8. Net Income (Loss) Per Share
Immediately prior to the closing of the our IPO, all outstanding shares of Series A preferred stock and Series B preferred stock were converted to Class B common stock. We issued 6,230,000 shares of Class A common stock in the IPO. In addition, 3,200,000 shares of Class B common stock (including 2,000,000 shares of Class B common stock issued upon the conversion of our preferred stock) held by our existing stockholders were converted into Class A common stock and sold in the IPO. As a result, as of September 30, 2013, Class A and Class B common stock are the only outstanding classes of capital stock of the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each holder of Class B common stock is entitled to ten votes per share and each share of Class A common stock is entitled to one vote per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions.
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

The following table presents the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Basic net income (loss) attributable to common stockholders:
Net income (loss)	$2,441	$367	$(4,169)	$2,483
Less: Undistributed earnings allocated to participating securities	—	303	—	908
Less: Allocation of net income to participating preferred shares - basic	—	22	—	537
Net income (loss) attributable to common stockholders - basic	$2,441	$42	$(4,169)	$1,038
Weighted average shares outstanding used to compute basic net income (loss) per share	59,143	33,851	47,093	33,676
Net income (loss) per share attributable to common stockholders - basic	$0.04	$—	$(0.09)	$0.03

Diluted net income (loss) attributable to common stockholders:
Net income (loss)	$2,441	$367	$(4,169)	$2,483
Less: Undistributed earnings allocated to participating securities	—	303	—	908
Less: Allocation of net income to participating preferred shares - diluted	—	19	—	481
Net income (loss) attributable to common stockholders - diluted	$2,441	$45	$(4,169)	$1,094
Weighted average shares used to compute basic net income (loss) per share	59,143	33,851	47,093	33,676
Effect of potentially dilutive shares:
Stock awards	12,205	6,078	—	5,890
Warrants	—	31	—	31
Weighted average shares used to compute diluted net income (loss) per share	71,348	39,960	47,093	39,597
Net income (loss) per share attributable to common stockholders - diluted	$0.03	$—	$(0.09)	$0.03

For the nine months ended September 30, 2013 outstanding stock options were antidilutive because of our net loss, and as such, their effect has not been included in the calculation of basic or diluted net loss per share attributable to common stockholders.

The following shares subject to outstanding awards and convertible preferred shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Shares subject to outstanding common stock awards	6	—	15,468	—
Convertible preferred shares	—	17,416	—	17,416
Total potentially dilutive shares	6	17,416	15,468	17,416

9. Fair Value Measurements

The following table presents the fair value of our financial assets using the fair value hierarchy:

	September 30, 2013
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$208,669	$—	$—	$208,669

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$12,015	$—	$—	$12,015

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
Overview
Our mission is to help people see and understand data. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently offer four products: Tableau Desktop, a self-service analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a cloud-based hosted version of Tableau Server; and Tableau Public, a free cloud-based platform for analyzing and sharing public data.
We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. We were founded in January 2003 and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010 and our first version of Tableau Online in July 2013. Building on our foundational technology innovations, we have released eight major versions of our software, each expanding and improving our products' capabilities. Our most recent release, Tableau 8.0, includes several new features including Web and mobile authoring, free form dashboards, forecasting, integration with enterprise applications such as salesforce.com and Google Analytics, and application programming interfaces, or APIs.
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions, and non-profits. As of September 30, 2013, we had over 15,000 customer accounts located in over 100 different countries. We define a customer account as a purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
Our distribution strategy is based on a “land and expand” business model and is designed to capitalize on the ease of use, low up-front cost and collaborative capabilities of our software. To facilitate rapid adoption of our products, we provide fully-functional free trial versions of our products on our website and have created a simple pricing model. After an initial trial or purchase, which is often made to target a specific business need at a grassroots level within an organization, the use of our products often spreads across departments, divisions, and geographies, via word-of-mouth, discovery of new use cases, and our sales efforts.

We generate revenues primarily in the form of license fees and related maintenance and services fees. License revenues reflect the revenues recognized from sales of licenses to new customer accounts and additional licenses to existing customer accounts. License fees include perpetual, term, and subscription license fees. Maintenance and services revenues reflect the revenues recognized from fees paid for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a license, a customer also typically purchases one year of maintenance service and has the opportunity to purchase maintenance service annually thereafter. We expect maintenance and services revenues to become a larger percentage of our total revenues as our customer base grows.
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
With approximately 18% and 19% of our total revenues from customers located outside the United States and Canada in the three and nine months ended September 30, 2013, respectively, we believe there is significant opportunity to expand our international business. Our products currently support eight languages and we are aggressively expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales, in the fourth fiscal quarter as a result of industry buying patterns, has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We have been growing rapidly in recent periods. Our total revenues for the three and nine months ended September 30, 2013 were $61.1 million and $151.0 million, respectively, compared to $32.1 million and $85.9 million for the three and nine months ended September 30, 2012, respectively. We increased the total number of customer accounts that had purchased our products to over 15,000 as of September 30, 2013. During this period, we significantly increased the size of our workforce, particularly in our sales and marketing and research and development organizations, expanded internationally, and invested in our operational infrastructure to support our growth. As a result of our significant investments in growth, our net income did not grow in a manner commensurate with our total revenues. Our net income (loss) for the three and nine months ended September 30, 2013 was $2.4 million and $(4.2) million, respectively, compared to $0.4 million and $2.5 million for the three and nine months ended September 30, 2012, respectively.
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
Investment in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase adoption of our products within our existing customers, both domestically and internationally. Our ability to increase adoption amongst existing customers is particularly important in light of our land and expand business model. We believe the existing market for business analytics software is underserved. We believe that we have an addressable market that is substantially larger than the market for traditional business analytics software. As a result, we believe we have the opportunity to substantially expand our customer base and to increase adoption of our products within and across our existing customers.
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
Investment in Innovation and Advancement of Our Products
Our performance is also significantly dependent on the investments we make in our research and development efforts, and in our ability to continue to innovate, improve functionality, adapt to new technologies or changes to existing technologies, and allow our customers to analyze data from a large and expanding range of data stores. For example, we have recently been focusing on a cloud offering and in July 2013 we released Tableau Online, a cloud-based version of Tableau Server. We intend to continue to invest in product innovation and leadership, including hiring top technical talent, focusing on core technology innovation, and maintaining an agile organization that supports rapid release cycles.
Investment in Infrastructure
We have made and expect to continue to make substantial investments in our infrastructure in connection with enhancing and expanding our operations domestically and internationally. We expect to continue to open new sales offices internationally and domestically. Our international expansion efforts have resulted and will result in increased costs and are subject to a variety of risks, including those associated with communication and integration problems resulting from geographic dispersion and language and cultural differences, and compliance with laws of multiple countries. Moreover, the investments we have made and will make in our international organization may not result in our expected benefits. In addition, if Tableau Online is commercially successful, we expect to make additional investments in related infrastructure such as server farms, data centers, network bandwidth and technical operations personnel; however, we currently expect to rely on our current cash on hand and cash generated from our operations to fund these investments. These costs could adversely affect our operating results. We also expect to make additional investments in our infrastructure as we continue to transition to operation as a public company.
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
Non-GAAP Financial Measures
We believe that the use of non-GAAP operating income (loss), non-GAAP net income (loss) and free cash flow is helpful to our investors. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States, or GAAP. We calculate non-GAAP operating income (loss) as operating income (loss) excluding stock-based compensation expense. We calculate non-GAAP net income (loss) as net income (loss) excluding stock-based compensation expense and related tax impacts. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company's non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period. We calculate free cash flow as net cash provided by operating activities less net cash used in investing activities for purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening our balance sheet. All of our non-GAAP financial measures are important tools for financial and operational decision making and for evaluating our own operating results over different periods of time.
Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently, particularly related to non-recurring, unusual items. In addition, there are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge our investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

The following table summarizes our non-GAAP financial measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Non-GAAP operating income	$6,259	$2,183	$4,036	$9,837
Non-GAAP net income	5,554	1,423	4,062	5,333
Free cash flow *			7,564	9,854
* Cash flow presented on a nine month basis only
The following table reflects the reconciliation of operating income (loss) to non-GAAP operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Operating income (loss)	$2,529	$986	$(5,497)	$6,584
Excluding: Stock-based compensation expense	3,730	1,197	9,533	3,253
Non-GAAP operating income	$6,259	$2,183	$4,036	$9,837
The following table reflects the reconciliation of net income (loss) to non-GAAP net income :

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss)	$2,441	$367	$(4,169)	$2,483
Excluding: Stock-based compensation expense, net of tax	3,113	1,056	8,231	2,850
Non-GAAP net income	$5,554	$1,423	$4,062	$5,333

The following table reflects the reconciliation of net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$19,079	$15,315
Less: Purchases of property and equipment	11,515	5,461
Free cash flow	$7,564	$9,854

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
Maintenance and services revenues.   Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a perpetual license, a customer also typically purchases one year of maintenance, and has the opportunity to purchase maintenance annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers in a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended June 30, 2013 was over 90%.
When a term or subscription license is purchased, maintenance service is typically bundled with the license for the term of the license period. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements if and when they become available during the maintenance term. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance term. In arrangements involving a term or subscription license, we recognize both the license and maintenance revenues ratably, on a straight-line basis, over the contract term. Term and subscription license revenues are included in License revenues on our consolidated statement of operations. We also have a professional services organization focused on both training and assisting our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services or provide the training.
We expect maintenance and services revenues to become a larger percentage of our total revenues as our customer base grows.
Cost of Revenues
Cost of license revenues.   Cost of license revenues primarily consists of referral fees paid to third parties. For Tableau Online, cost of license revenues is calculated through an allocation of shared costs, which was immaterial for the period ended September 30, 2013.
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
Sales and marketing.    Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, marketing, travel, and facility related costs and allocated overhead. We expect sales and marketing expenses to continue to significantly increase, in absolute dollars, for the remainder of 2013 compared to 2012 primarily due to our planned growth in our sales and marketing organization, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating expenses as we continue to expand our business.
Research and development.   Research and development expenses primarily consist of personnel-related costs attributable to our research and development personnel and allocated overhead. We have devoted our product development efforts primarily to develop new products, incorporate additional features, improve functionality and adapt to new technologies or changes to existing technologies. We expect that our research and development expenses will continue to increase, in absolute dollars, in 2013 compared to 2012 as we increase our research and development headcount to further strengthen our software and invest in the development of our products.
General and administrative.  General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, legal, human resources and administrative personnel, legal, accounting and other professional services fees, other corporate expenses and allocated overhead. We have recently incurred additional expenses due to expanding our operations and in connection with our initial public offering, or IPO, and will continue to incur additional expenses associated with being a publicly traded company, including higher legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and other regulations. We also expect that general and administrative expenses will continue to increase, in absolute dollars, for the remainder of 2013 compared to 2012 as we further expand our operations, particularly internationally.
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
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our prospectus, filed with the SEC on May 20, 2013 pursuant to Rule 424(b) under the Securities Act.

Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists, or ASU 2013-11. ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. ASU 2013-11 is effective for us in our first quarter of 2014 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. We are currently evaluating the impact of our pending adoption of ASU 2013-11 on our consolidated financial statements.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenues
License	$41,951	$22,112	$101,895	$59,807
Maintenance and services	19,128	10,014	49,086	26,120
Total revenues	61,079	32,126	150,981	85,927
Cost of revenues
License	237	21	523	170
Maintenance and services	4,341	2,788	11,951	6,809
Total cost of revenues (1)	4,578	2,809	12,474	6,979
Gross profit	56,501	29,317	138,507	78,948
Operating expenses
Sales and marketing (1)	32,189	15,565	83,426	39,125
Research and development (1)	15,438	8,488	42,514	22,706
General and administrative (1)	6,345	4,278	18,064	10,533
Total operating expenses	53,972	28,331	144,004	72,364
Operating income (loss)	2,529	986	(5,497)	6,584
Other income (expense), net	(177)	(22)	(350)	(49)
Income (loss) before income tax expense (benefit)	2,352	964	(5,847)	6,535
Income tax expense (benefit)	(89)	597	(1,678)	4,052
Net income (loss)	$2,441	$367	$(4,169)	$2,483

(1) Stock based compensation expense included in the consolidated statement of operations above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenues	$113	$28	$291	$66
Sales and marketing	1,442	350	3,506	933
Research and development	1,473	531	3,785	1,445
General and administrative	702	288	1,951	809
Total stock-based compensation expense	$3,730	$1,197	$9,533	$3,253

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2013	2012	2013	2012
	(as a percentage of total revenues)
Revenues
License	68.7%	68.8%	67.5%	69.6%
Maintenance and services	31.3%	31.2%	32.5%	30.4%
Total revenues	100%	100%	100%	100%
Cost of revenues
License	0.4%	0.1%	0.4%	0.2%
Maintenance and services	7.1%	8.6%	7.9%	7.9%
Total cost of revenues	7.5%	8.7%	8.3%	8.1%
Gross profit	92.5%	91.3%	91.7%	91.9%
Operating expenses
Sales and marketing	52.7%	48.4%	55.2%	45.5%
Research and development	25.3%	26.4%	28.2%	26.4%
General and administrative	10.4%	13.4%	12.0%	12.3%
Total operating expenses	88.4%	88.2%	95.4%	84.2%
Operating income (loss)	4.1%	3.1%	(3.7)%	7.7%
Other income (expense), net	(0.2)%	(0.1)%	(0.2)%	(0.1)%
Income (loss) before income tax expense (benefit)	3.9%	3.0%	(3.9)%	7.6%
Income tax expense (benefit)	(0.1)%	1.9%	(1.1)%	4.7%
Net income (loss)	4.0%	1.1%	(2.8)%	2.9%

Comparison of Three and Nine Months Ended September 30, 2013 and 2012

Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2013	2012		2013	2012
Revenues	(dollars in thousands)
License	$41,951	$22,112	89.7%	$101,895	$59,807	70.4%
Maintenance and services	19,128	10,014	91.0%	49,086	26,120	87.9%
Total revenues	$61,079	$32,126	90.1%	$150,981	$85,927	75.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	(as a percentage of total revenues)
License	68.7%	68.8%	67.5%	69.6%
Maintenance and services	31.3%	31.2%	32.5%	30.4%
Total revenues	100.0%	100.0%	100.0%	100.0%

Total revenues were $61.1 million for the three months ended September 30, 2013 compared to $32.1 million for the three months ended September 30, 2012, an increase of $29.0 million, with 90% and 91% year-over-year growth in license and maintenance and services revenues, respectively. Total revenues growth was attributable to increased demand for our products and services from new and existing customers. For example, we added over 1,500 customer accounts in the three months ended September 30, 2013. License revenues increased $19.8 million from the three months ended September 30, 2012 to the three months ended September 30, 2013 as we continued to increase sales both domestically and internationally. The increase in license revenues was a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 18% for the three months ended September 30, 2013 from 16% for the three months ended September 30, 2012.

Total revenues were $151.0 million for the nine months ended September 30, 2013 compared to $85.9 million for the nine months ended September 30, 2012, an increase of $65.1 million, with 70% and 88% year-over-year growth in license and maintenance and services revenues, respectively. Total revenues growth was attributable to the increased demand for our products and services from new and existing customers. For example, we added over 4,000 customer accounts in the nine months ended September 30, 2013. License revenues increased $42.1 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 as we continued to increase sales both domestically and internationally. The increase in license revenues was a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 19% for the nine months ended September 30, 2013 from 16% for the nine months ended September 30, 2012.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2013	2012		2013	2012
Cost of revenues	(dollars in thousands)
License	$237	$21	1,028.6%	$523	$170	207.6%
Maintenance and services	4,341	2,788	55.7%	11,951	6,809	75.5%
Total cost of revenues	$4,578	$2,809	63.0%	$12,474	$6,979	78.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross Margin
License	99.4%	99.9%	99.5%	99.7%
Maintenance and services	77.3%	72.2%	75.7%	73.9%
Total gross margin	92.5%	91.3%	91.7%	91.9%

Total cost of revenues was $4.6 million for the three months ended September 30, 2013 compared to $2.8 million for the three months ended September 30, 2012, an increase of $1.8 million. This increase was primarily due to the increased cost of providing maintenance and services to our expanding customer base. The $1.6 million increase in cost of maintenance and services revenues from the three months ended September 30, 2012 to the three months ended September 30, 2013 was primarily related to an increase in compensation expense of $1.1 million due to increased headcount, $0.3 million in facilities and allocated overhead costs, and $0.2 million in additional travel costs. Total gross margin increased primarily due to an increase in maintenance and service revenues without a proportional increase in maintenance and services expense.

Total cost of revenues was $12.5 million for the nine months ended September 30, 2013 compared to $7.0 million for the nine months ended September 30, 2012, an increase of $5.5 million. This increase was primarily due to the increased cost of providing maintenance and services to our expanding customer base. The $5.1 million increase in cost of maintenance and services revenues from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was primarily related to an increase in compensation expense of $3.1 million due to increased headcount, $1.1 million in facilities and allocated overhead costs, and $0.6 million in additional travel costs. Total gross margin remained relatively flat in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Operating Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2013	2012		2013	2012
Operating expenses	(dollars in thousands)
Sales and marketing	$32,189	$15,565	106.8%	$83,426	$39,125	113.2%
Research and development	15,438	8,488	81.9%	42,514	22,706	87.2%
General and administrative	6,345	4,278	48.3%	18,064	10,533	71.5%
Total operating expenses	$53,972	$28,331	90.5%	$144,004	$72,364	99.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating expenses	(as a percentage of total revenues)
Sales and marketing	52.7%	48.4%	55.2%	45.5%
Research and development	25.3%	26.4%	28.2%	26.4%
General and administrative	10.4%	13.4%	12.0%	12.3%
Total operating expenses	88.4%	88.2%	95.4%	84.2%

Sales and Marketing

Sales and marketing expenses were $32.2 million for the three months ended September 30, 2013 compared to $15.6 million for the three months ended September 30, 2012, an increase of $16.6 million. This increase was primarily due to an increase in compensation expense of $11.5 million resulting from increased sales headcount as we expanded our sales organization both domestically and internationally, as well as commissions on increased customer orders. The remainder of the increase was primarily attributable to $1.9 million in additional marketing costs, a $1.7 million increase in facilities and allocated overhead costs, and $1.4 million in additional travel costs.

Sales and marketing expenses were $83.4 million for the nine months ended September 30, 2013 compared to $39.1 million for the nine months ended September 30, 2012, an increase of $44.3 million. This increase was primarily due to an increase in compensation expense of $31.0 million resulting from increased sales headcount as we expanded our sales organization both domestically and internationally, as well as commissions on increased customer orders. The remainder of the increase was primarily attributable to a $5.4 million increase in facilities and allocated overhead costs, $4.1 million in additional marketing costs, and $3.3 million in additional travel costs.

Research and Development

Research and development expenses were $15.4 million for the three months ended September 30, 2013 compared to $8.5 million for the three months ended September 30, 2012, an increase of $6.9 million. This increase was primarily due to an increase in compensation expense of $5.7 million resulting from increased headcount as part of our focus on further developing and enhancing our products, and $0.9 million in facilities and allocated overhead costs.

Research and development expenses were $42.5 million for the nine months ended September 30, 2013 compared to $22.7 million for the nine months ended September 30, 2012 an increase of $19.8 million. This increase was primarily due to an increase in compensation expense of $16.6 million resulting from increased headcount as part of our focus on further developing and enhancing our products, and $2.6 million in facilities and allocated overhead costs.

General and Administrative

General and administrative expenses were $6.3 million for the three months ended September 30, 2013 compared to $4.3 million for the three months ended September 30, 2012, an increase of $2.0 million. This increase was primarily due to an increase in compensation expense of $1.0 million resulting from increased headcount to support our overall growth. The remainder of the increase was primarily attributable to $0.7 million in accounting, legal, and insurance expenses to support growth in our business as well as costs associated with becoming a public company.

General and administrative expenses were $18.1 million for the nine months ended September 30, 2013 compared to $10.5 million for the nine months ended September 30, 2012, an increase of $7.6 million. This increase was primarily due to an increase in compensation expense of $3.5 million resulting from increased headcount to support our overall growth. The remainder of the increase was primarily attributable to $3.1 million in accounting, legal, insurance, and recruiting expenses to support growth in our business as well as costs associated with becoming a public company.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Other income (expense), net	$(177)	$(22)	$(350)	$(49)

Other income (expense), net increased due to expenses associated with foreign currency exchange transactions.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Income tax expense (benefit)	$(89)	$597	$(1,678)	$4,052
Effective tax rate	(3.8)%	61.9%	28.7%	62.0%
Period specific items	$—	$—	$(1,148)	$—

Our effective tax rate was (3.8)% and 61.9% for the three months ended September 30, 2013 and 2012, respectively. The change in effective tax rate is primarily due to the tax benefit received from U.S. research and development credits, which was partially offset by stock-based compensation and change in mix of losses taxed at lower rates in foreign jurisdictions.

For the nine months ended September 30, 2013, our effective tax rate was 28.7% inclusive of $1.1 million net of a favorable period-specific item primarily related to the retroactive reinstatement of the U.S. research and development credit. For the nine months ended September 30, 2012, our effective tax rate was 62.0%.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash flows generated by operations and to a lesser extent the sale of preferred stock. In May 2013, we closed our IPO in which we sold 6,230,000 shares of Class A common stock and the selling stockholders sold 3,200,000 shares of Class A common stock at an offering price of $31.00 per share. We sold shares of Class A common stock and the selling stockholders sold 3,200,000 shares of Class A common stock. We received proceeds of $177.0 million from the IPO, net of underwriters’ discounts and commissions and offering expenses.
As of September 30, 2013, we had cash and cash equivalents totaling $226.3 million, accounts receivable, net of $44.2 million and $202.7 million of working capital.

The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	September 30,	December 31,
	2013	2012
	(in thousands)
Cash and cash equivalents	$226,337	$39,302

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$19,079	$15,315
Net cash used in investing activities	(11,515)	(5,461)
Net cash provided by financing activities	179,469	283
Effect of exchange rate changes	2	—
Net increase in cash and cash equivalents	$187,035	$10,137
Cash and Cash Equivalents
As of September 30, 2013, our cash and cash equivalents were held for working capital purposes, a majority of which was held in cash deposits and money market funds. We intend to increase our capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $19.1 million for the nine months ended September 30, 2013, as a result of a net loss of $4.2 million, offset by stock-based compensation expense and other non-cash charges of $14.2 million and a net change of $9.0 million in our operating assets and liabilities. The increase in our operating assets and liabilities was primarily attributable to a $19.5 million increase in deferred revenue and a $9.0 million increase in accounts payable and other accrued liabilities, partially offset by a $13.5 million increase in accounts receivable and a $3.5 million increase in income taxes receivable. The increase in deferred revenue was primarily due to increased maintenance agreement sales. The increase in accounts payable and other accrued liabilities was primarily related to the overall growth of the business. The increase in accounts receivable was primarily due to increased license and maintenance agreement sales. The increase in income taxes receivable was primarily related to our tax benefit in the nine months ended September 30, 2013.
Net cash provided by operating activities was $15.3 million for the nine months ended September 30, 2012, as a result of net income of $2.5 million, stock-based compensation expense and other non-cash charges of $6.0 million and a net change of $6.9 million in our operating assets and liabilities. The increase in our operating assets and liabilities was primarily attributable to a $11.8 million increase in deferred revenue and a $2.7 million increase in accounts payable and accrued liabilities, partially offset by a $7.1 million increase in accounts receivable. The increase in deferred revenue was primarily due to increased maintenance agreement sales. The increase in accounts payable and other accrued liabilities was primarily related to the overall growth of the business. The increase in accounts receivable was primarily due to increased license and maintenance agreement sales.

Investing Activities
Cash outflows for investing activities for the nine months ended September 30, 2013 and 2012 were $11.5 million and $5.5 million, respectively. The cash used for these periods was primarily attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Cash inflows from our financing activities for the nine months ended September 30, 2013 and 2012 were $179.5 million and $0.3 million, respectively. In the nine months ended September 30, 2013, cash provided by financing activities was primarily due to the $177.0 million net of proceeds from our IPO. In addition, for the nine months ended September 30, 2013 and 2012, cash provided by financing activities attributable to proceeds and tax benefits from the exercise of stock options was $2.5 million and $0.3 million, respectively.
Obligations and Commitments
As of September 30, 2013, our principal obligations consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2020. The following table represents our operating lease obligations as of September 30, 2013:

Period Ending
Remainder of 2013	$1,213
2014	5,984
2015	4,616
2016	3,266
2017	2,600
Thereafter	2,664
Total minimum lease payments	$20,343

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2013, compared to those discussed in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 20, 2013.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report, or the “Evaluation Date”.
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
We have experienced rapid growth in a relatively short period of time. Our revenues grew to $151.0 million in the nine months ended September 30, 2013 from $85.9 million in the nine months ended September 30, 2012. Our number of full time employees increased from 613 at September 30, 2012 to 1,039 as of September 30, 2013. During this period, we also established operations in a number of countries outside the United States.
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

In addition, we may compete with open source initiatives and custom development efforts. We expect competition to increase as other established and emerging companies enter the business analytics software market, as customer requirements evolve and as new products and technologies are introduced. We expect this to be particularly true with respect to our cloud-based initiatives as we and our competitors seek to provide business analytics products based on a software-as-a-service, or SaaS, platform. This is a relatively new and evolving area of business analytics solutions, and we anticipate competition to increase based on customer demand for these types of products.
Many of our competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, for example by offering a SaaS based product that competes with our on-premise products or Tableau Online, our SaaS product, or devoting greater resources to the development, promotion and sale of their products than we do. Moreover, many of these competitors are bundling their analytics products into larger deals or maintenance renewals, often at significant discounts. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures.
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
Our future growth also depends upon expanding sales of our products to and renewing license and maintenance agreements with existing customers and their organizations. In order for us to improve our operating results, it is important that our existing customers make additional significant purchases of our products. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in increased sales to existing customers, or upsells, and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer. Moreover, while most of our software is licensed and sold under perpetual license agreements, we also enter into term license agreements with some of our customers and have recently begun selling a SaaS-based product, Tableau Online, which is sold on a subscription basis. In addition, all of our maintenance and support agreements are sold on a term basis. In order for us to grow our revenues and increase profitability, it is important that our existing customers renew their maintenance and support agreements and their term licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance and support contracts with us after the initial terms have expired. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers' spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenues may decline.
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
We have in the past experienced, and may in the future experience, performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, cyber-attacks, security vulnerabilities, natural disasters or fraud. If our security is compromised, our website is unavailable or our users are unable to download our software within a reasonable amount of time or at all, our business could be negatively affected. Moreover, if our security measures, products or services are subject to cyber-attacks that degrade or deny the ability of users to access our website, products or services, our products or services may be perceived as unsecure and we may incur significant legal and financial exposure. In particular, our cloud-based products, Tableau Online and Tableau Public, may be especially vulnerable to interruptions or performance problems. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. These cloud-based products are hosted at third-party data centers that are not under our direct control. If these data centers were to be damaged or suffer disruption, our ability to provide these products to our customers could be impaired and our reputation could be harmed.
In addition, it may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our software becomes more complex and our user traffic increases.

Adverse consequences could include unanticipated system disruptions, slower response times, degradation in level of customer support, and impaired quality of users' experiences, and could result in customer dissatisfaction and the loss of existing customers. We expect to continue to make significant investments to maintain and improve website performance and security and to enable rapid and secure releases of new features and applications for our software. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations may be adversely affected.
We also rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services from NetSuite Inc. and customer relationship management services from salesforce.com, inc. If these services become unavailable due to extended outages or interruptions, security vulnerabilities or cyber-attacks, or because they are no longer available on commercially reasonably terms or prices, our expenses could increase, our ability to manage these critical functions could be interrupted and our processes for managing sales of our software and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
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
If customers demand products that provide business analytics via a SaaS business model, our business could be adversely affected.
In recent years, we believe that companies have begun to expect that key software be provided through a SaaS model, and customers may eventually require that we provide our product via a SaaS deployment. We have recently launched Tableau Online, our cloud-based service that provides our software's core capabilities as a commercial SaaS offering. We anticipate using our current cash or future cash flows to fund further development of this product, and we may encounter difficulties that cause our costs to exceed our current expectations. Moreover, to commercially provide this product at scale, we will need to make additional investments in related infrastructure such as server farms, data centers, network bandwidth and technical operations personnel. All of these investments will negatively affect our operating results. Even if we make these investments, we may be unsuccessful in achieving significant market acceptance of this new product. Moreover, sales of a potential future SaaS offering by our competitors could adversely affect sales of all of our existing products. In addition, increasing sales of our SaaS offering could cannibalize license sales of our on-premise desktop and server products to our existing and prospective customers, which could negatively impact our overall sales growth. The migration of our customers to a SaaS model would also change the manner in which we recognize revenue, which could adversely affect our operating results and business operations.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 81% of our total revenues in the nine months ended September 30, 2013 was derived from sales within the United States and Canada. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:

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
Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, the continued sovereign debt crisis, potential future government shutdowns, the federal government's failure to raise the debt ceiling, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on business analytics software in general and negatively affect the rate of growth of our business.
Although legislation was recently passed to fund the federal government and lift the debt ceiling, the law only does so through early 2014, and legislators will have to negotiate a longer-term solution later this year, which could lead to additional shutdowns or other disruptions. In addition, general worldwide economic conditions have experienced a significant downturn and continue to remain unstable. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may tighten their budgets and face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.
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
As of September 30, 2013, we had ten issued U.S. patents covering our technology and 11 patent applications pending for examination in the United States. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
We may choose to expand by making acquisitions that could be material to our business, results of operations, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

•
an acquisition may negatively affect our results of operations, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, including potential write- downs of deferred revenues, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

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
Risks Related to Ownership of Our Class A Common Stock
Our stock price has been and will likely continue to be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors that have purchased shares.
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

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
In addition, as of September 30, 2013, we had options outstanding that, if fully exercised, would result in the issuance of approximately 15.3 million shares of Class A and Class B common stock. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Holders of approximately 21.1 million shares of Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for Tableau or other stockholders.
Future sales and issuances of our capital stock or rights to purchase capital stock could result in dilution of the percentage ownership of our stockholders and could cause our stock price to decline.
We may issue additional securities in the future. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2013, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 98.1% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, which include funds affiliated with New Enterprise Associates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs and will make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as early as the fiscal year ending December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
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

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None
Use of Proceeds from Public Offerings of Common Stock
On May 22, 2013 we closed our initial public offering, or IPO of 9,430,000 million shares of Class A common stock, including 6,230,000 shares of Class A common stock sold by us (inclusive of 1,230,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 3,200,000 shares of Class A common stock sold by the selling stockholders at a price to the public of $31.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-188660), which was declared effective by the SEC on May 16, 2013. The offering commenced on May 17, 2013, closed on May 22, 2013, and did not terminate before all of the shares in the IPO that were registered in the registration statement were sold. Goldman, Sachs & Co., Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, UBS Securities LLC, BMO Capital Markets Corp. and JMP Securities LLC acted as the underwriters. The aggregate offering price for shares sold in the offering was approximately $292.3 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We raised approximately $177.0 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $13.5 million and other offering expenses of approximately $2.6 million.
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
(2)    Filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-187683) filed with the Securities and Exchange Commission on April 2, 2013 and incorporated herein by reference.

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
(2)    Filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-187683) filed with the Securities and Exchange Commission on April 2, 2013 and incorporated herein by reference.