Form 10-K
period 2013-12-31
Tableau Software Inc
filed 2014-02-27
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(206) 633-3400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class		Name of each exchange on which registered
Class A Common Stock, par value $0.0001		New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2013, based on the closing price of $55.42 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange on June 28, 2013 was approximately $522.6 million. For purposes of determining whether a stockholder was an affiliate of the Registrant at June 30, 2013, the Registrant assumed that a stockholder was an affiliate of the Registrant at June 30, 2013 if such stockholder (i) beneficially owned 10% or more of the Registrant’s capital stock (on an as-converted basis), as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the Registrant, at June 30, 2013. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2014, there were approximately 30,553,248 shares of the registrant's Class A common stock and 32,492,628 shares of the registrant's Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2014. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2013.

TABLEAU SOFTWARE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2013

PART I.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and section 27A of the Securities Act of 1933, as amended. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.
As used in this report, the terms “Tableau,” “Registrant,” “Company,” “we,” “us,” and “our” mean Tableau Software, Inc. and its subsidiaries unless the context indicates otherwise.

ITEM 1.     BUSINESS

Overview

Our mission is to help people see and understand data.

Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value.

Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We aim to make our products easy to use, ubiquitous and as deeply-rooted in the workplace as spreadsheets are today.

Our software is designed for anyone with data and questions. We are democratizing the use of business analytics software by allowing people to access information, perform analysis and share results without assistance from technical specialists. By putting powerful, self-service analytical technology directly into the hands of people who make decisions with data, we seek to accelerate the pace of informed and intelligent decision making. We believe this enables our customers to create better workplaces, with happier employees who are empowered to more fully express their ingenuity and creativity.

Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions and non-profits. Organizations employ our products in a broad range of use cases such as increasing sales, streamlining operations, improving customer service, managing investments, assessing quality and safety, studying and treating diseases, completing academic research, addressing environmental problems and improving education. Our products are flexible and capable enough to help a single user on a laptop analyze data from a simple spreadsheet, or to enable thousands of users across an enterprise to execute complex queries against massive databases.

Underpinning our innovative products is a set of technology advances that spans the domains of sophisticated computer graphics, human-computer interaction and high performance database systems. These technology innovations include VizQL and our Hybrid Data Architecture:

•
VizQL—Our breakthrough visual query language, VizQL, translates drag-and-drop actions into data queries and then expresses that information visually. VizQL unifies the formerly disparate tasks of query and visualization and allows users to transform questions into pictures without the need for software scripts, chart wizards or dialogue boxes that inhibit speed and flexibility. This capability is designed to enable a more intuitive, creative and engaging experience for our users. VizQL can deliver dramatic gains in people’s ability to see and understand data, and we believe it represents a foundational advancement in the field of analytics.

•
Hybrid Data Architecture—Our Hybrid Data Architecture combines the power and flexibility of our Live Query and In-Memory Data Engines. Our Live Query Engine allows users to instantaneously connect to large volumes of data in its existing format and location, reducing the need for time-consuming data transformation processes that only technical specialists can perform. In addition, this capability allows customers to leverage investments in their existing data platforms and to capitalize on the capabilities of high performance databases. Our In- Memory Data Engine enables users to import large amounts of data into our own in-memory database. Using advanced algorithms and data compression techniques, our in-memory technology facilitates quick query responses on up to hundreds of millions of rows of data. Our Hybrid Data Architecture enables these data engines to work in harmony, allowing users the flexibility to access and analyze data from diverse sources and locations, while optimizing speed and performance for each source.

Our distribution strategy is based on a “land and expand” business model and is designed to capitalize on the ease of use, low up-front cost and collaborative capabilities of our software. Our products tend to be adopted at a grassroots level within organizations, often beginning with a free trial, and then spread across departments, divisions and geographies via word-of-mouth and the discovery of new use cases. Over time, many of our customers find that the use of our products expands to a broad cross-section of their organizations and that our deployments and use cases become significantly more strategic in nature. Accordingly, we have developed enterprise-class product and service capabilities that allow us to both complement and supplant core, legacy business intelligence deployments.

As of December 31, 2013, we had more than 17,000 customers accounts across a broad array of company sizes and industries and located in over 100 countries. Some of our largest customers include Deere & Company, affiliates of Deloitte Touche Tohmatsu Limited, E. I. du Pont de Nemours and Company, the Federal Aviation Administration, Sears Holdings Corporation and affiliates of Verizon Communications Inc. In addition, we have cultivated strong relationships with technology partners to help us extend the reach of our products. These partners include both traditional database vendors such as International Business Machines Corporation, or IBM, Microsoft Corporation, Oracle Corporation and Teradata Corporation and emerging database vendors such as Amazon.com, Cloudera Inc., Google Inc., Pivotal Greenplum Database, or Pivotal GPDB, and Vertica (a division of Hewlett-Packard Company).

We have achieved significant growth in recent periods. For the years ended December 31, 2013, 2012 and 2011, our total revenues were $232.4 million, $127.7 million and $62.4 million, respectively, representing a compound annual growth rate of approximately 93% from 2011 to 2013. We also generated net income of $7.1 million, $1.4 million and $3.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, and have generated positive cash flow from operating activities on an annual basis in each of those fiscal years. We believe our land and expand business model provides financial visibility as aggregate revenues from subsequent sales of products and maintenance services to our customers have typically been multiples of the revenues we realized from those customers’ initial purchases.

Growth Strategy

Our mission to help people see and understand data presents a broad and momentous market opportunity. We intend to continue to invest in a number of growth initiatives to allow us to pursue our mission aggressively. Our strategies for growth include:

•
Expand our customer base—We believe the market for analytics and business intelligence software is considerably underserved and, as a result, we have the opportunity to substantially expand our present base of over 17,000 customer accounts. We are expanding our online and offline marketing efforts to increase our brand awareness. We are also making significant investments in growing both our direct sales teams and indirect sales channels.

•
Further penetrate our existing customer base—Leveraging our land and expand business model, we intend to continue to increase adoption of our products within and across our existing customers, as they expand the number of users and develop new use cases for our products. We believe there is an opportunity to extend the reach of our products within our customers. Our sales and marketing strategy and focus on customer success help our customers identify and pursue new use cases within their organizations. As this expansion occurs, we believe that our products will also increasingly supplant incumbent legacy platforms to become the standard platform for analytics and business intelligence for our customers.

•
Grow internationally—With approximately 20% of our total revenues generated outside the United States and Canada in the year ended December 31, 2013, we believe there is significant opportunity to grow our international business. Our products currently support eight languages, and we are aggressively expanding our direct sales force and indirect sales channels outside the United States. We have international operations in Australia, Canada, France, Germany, Ireland, Japan, Singapore and the United Kingdom, and we intend to invest in further expanding our footprint in these and other regions.

•
Relentlessly innovate and advance our products—We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. Building on our foundational technology innovations, including VizQL, we have released eight major versions of our software to date, rapidly expanding and improving our feature set and capabilities. Our most recent major release, Tableau 8.0, added many new features including Web and mobile authoring, statistical forecasting, free form dashboards, integration with applications like salesforce.com and Google Analytics, and APIs. Since the release of Tableau 8.0, we have added Tableau Online, as well as new data connectors to Amazon Redshift, Sybase ASE, Cloudera Impala and EXASOL EXASolution and released Tableau 8.1. We plan to continue to invest in research and development, including hiring top technical talent, focusing on core technology innovation and maintaining an agile organization that supports rapid release cycles. In particular, we intend to focus on further developing our cloud and mobile capabilities, expanding our advanced analytical and statistical functionality and continuing to expand the range of visualization formats and data sources and platforms we can address.

•
Extend our distribution channels and partner ecosystem—We plan to continue investing in distribution channels, technology partners and OEM relationships to help us enter and grow in new markets while complementing our direct sales efforts. We are actively growing our indirect channels, particularly in international markets. Our most important technology partnerships are with market-leading database vendors, such as IBM, Microsoft, Oracle and Teradata, and emerging database vendors, such as Amazon.com, Cloudera, Google, Pivotal GPDB and Vertica, with which we have collaborated to develop high performance and optimized connectivity to a broad group of popular data stores. We intend to continue to invest in technology partnerships that enable us to build and promote complementary capabilities that benefit our customers. We have also recently introduced APIs to further empower our developer and OEM partner ecosystem to create applications that embed Tableau functionality.

•
Foster our passionate user community—We benefit from a vibrant and engaged user community. We are investing in initiatives to further expand and energize this group, both online, through our online community site and through events such as our annual customer conferences, including our U.S. Tableau

Customer Conference which has grown from approximately 180 attendees in 2008 to more than 3,000 attendees in 2013. In addition, Tableau Public, which we launched as a free cloud-based service, has a community of engaged users from media, government, non-profit and other organizations, who are passionate about sharing public data online. We intend to expand these efforts and to seek other means to evangelize our mission and facilitate sharing of best practices and success stories.

•
Treasure and cultivate our exceptional culture—We believe our culture is a core ingredient of our success. Our employees share a passion for our mission, and our mission stands at the top of a list of eight core cultural values that govern our approach to our business. Our other core values include: Teamwork; Product leadership; Using our own products; Respect; Honesty; Simplicity; and Commitment to delighting customers. Our values permeate our organization and drive our identity as a company. For example, we strive to paint virtually all aspects of our business with a brush of simplicity, including product user interfaces, pricing models, business processes and marketing strategies. Our culture is consistently cited in employee surveys as a key reason for their satisfaction with Tableau and we have been publicly recognized as one of the best workplaces in the State of Washington.

Products

Our products help people see and understand data. They offer the power and flexibility required to serve a broad range of use cases, from answering questions with small spreadsheets to completing enterprise business intelligence projects involving massive volumes of data. We currently offer four products: Tableau Desktop, a self-service, powerful analytics product for anyone with data, Tableau Server, a business intelligence platform for organizations, Tableau Online, a cloud-based version of Tableau Server, and Tableau Public, a free cloud-based platform for analyzing and sharing public data.

Tableau Desktop

Tableau Desktop helps knowledge workers make sense of the many kinds of data they encounter every day. The defining capability of Tableau Desktop is the interactive experience it provides for exploring and analyzing data. By fundamentally integrating data analysis and visualization, our products provide a visual window into data trapped in spreadsheets and databases, fostering greater engagement with data and allowing people to better answer questions, develop insights and solve problems. The result is a self-service analytics environment that empowers people to access and analyze data independently and at a rapid pace.

Tableau Desktop’s key capabilities include:

•
Visual analytics—Tableau Desktop empowers people to ask sophisticated questions by composing drag-and-drop pictures of their data. Tableau Desktop’s easy-to-use interface is built on VizQL, which is capable of describing thousands of easily understood visual presentations of data including tables, maps, time series, dashboards and tables of graphs. The combination of a sophisticated language with a simple user interface means users can explore many different perspectives of their data. We believe being able to quickly view data from different perspectives inspires creative thinking and helps people find the right view to answer a question.

•
Analytical depth—An important aspect of Tableau Desktop is its ability to marry powerful visualization with deep analytics. Users can filter and sort their data, create sophisticated calculations, drill into underlying information, define sets and cohorts, perform statistical analysis and derive correlations between diverse data sets with agility and relative ease. For example, with a few clicks, users can generate sophisticated forecasting models. This combination of simplicity and usefulness, of ease of use and analytical depth, is what makes it possible for Tableau Desktop to empower a whole new group of people to become data analysts.

•
Data access—Tableau Desktop lets people access and query a large number of common data sources, from traditional database systems like Oracle and SQL Server, to innovative new data stores like SAP HANA and Teradata Aster, to Web applications like salesforce.com and Google Analytics, to spreadsheets and files, to newly emerging data sources like Hadoop and NoSQL databases. Users can connect to these data sources with a few clicks, without any scripting or programming.

•
Live query—Tableau Desktop translates users’ interactions into live queries. As people use the drag-and-drop interface to examine information, they are automatically generating sophisticated queries against their database. Tableau Desktop can generate queries in a range of query languages including Structured Query Language, or SQL, Multidimensional Expressions, or MDX, and Salesforce Object Query Language, or SOQL. Each query is optimized for the target platform and its unique performance and analytical characteristics. This live query approach allows customers to leverage their investments in database infrastructure and enables them to take advantage of query-optimized databases.

•
In-memory query—Tableau Desktop contains an in-memory data engine that can be used for rapid analysis. Many business users have data that is not stored in a database, and many databases are not set-up to support interactive and analytical queries. In these cases, users can import the data into Tableau Desktop’s in-memory data engine. This data engine is designed to support analytical queries on hundreds of millions of rows of data with responses rendered in seconds.

•
Data integration—Many questions require combining data from multiple sources. Tableau Desktop provides a number of ways for people to combine data without requiring a typical data loading and transformation project. A Tableau workbook can connect to many different data sources, with each source independently leveraging either a live query or in-memory approach. Users can then combine the data in single dashboard, visualization, filter or calculation using our Data Blending functionality. This approach can greatly extend the scope and depth of questions a person can answer.

•
Sharing and presentation—Tableau Desktop allows users to author and distribute visualizations and dashboards with the ease expected of everyday office tools like spreadsheets. Content created in Tableau Desktop can be embedded in documents and presentations, or the workbooks can be distributed for viewing by people who have Tableau Desktop or Tableau Reader, a free product to view and interact with visualizations built in Tableau Desktop. Alternately, users can publish their workbooks to Tableau Server enabling others in the organization to access them using a web browser.

Tableau Server

Tableau Server is a powerful business intelligence platform with enterprise-class data management, scalability and security. The collaborative features of Tableau Server are designed to foster more sharing of data to improve the dissemination of information across an organization and promote improved decision-making.

Tableau Server’s key capabilities include:

•
Shared content—Tableau Server provides an easy-to-navigate repository of shared visualizations and dashboards within an organization. After users of Tableau Desktop create and publish their work to Tableau Server, any other user with appropriate security credentials can view and interact with it using a Web browser or mobile application. These viewers can also edit the work and republish it back to the server. The ability to publish dashboards and easily share impactful visual analysis increases awareness of business data and promotes improved decision-making. In addition, allowing others to interact with an analysis gives them deeper understanding of the information which leads to an improved grasp on the problem and hence greater confidence in the solution.

•
Shared data—Just as Tableau Server is a platform for shared analysis, it is also a platform for shared data. Organizations can use Tableau Server to centrally manage enterprise data sources and metadata enabling knowledge sharing, efficiency, data consistency and security. Business users or IT professionals can create rich data models, containing calculations, hierarchies, field aliases, sets and groups of interest, and publish them to Tableau Server to be shared across an organization. Others can use these models as a starting point while extending them to meet their own specific analytical needs. While centralized data models are not a pre-requisite for analysis in Tableau, they provide flexibility and increased productivity while maintaining control and security of data.

•	Universal access—We have designed Tableau Server to enable seamless sharing of content across desktop, mobile and Web clients. Once users author and publish analytical content to the server, people across an organization can consume it on different browsers and devices. Further, Tableau Server automatically detects the access device being used and adapts the content to take advantage of the device’s capabilities including native touch experience, form factor and security. Tableau Server allows users to actively subscribe to content for automatic delivery on their devices or pull content on demand.

•
Integration—Tableau Server offers APIs that help developers, customers and partners embed and control our software from portals, websites and other enterprise applications. Our APIs can also be used to construct in-memory databases, upload content and add users to the server programmatically. In addition to APIs, we also offer command line utilities to automate management tasks, and data upload tools to move data rapidly into Tableau Server.

•
Scalability—Tableau Server’s distributed multi-tier architecture allows it to scale to tens of thousands of users, across desktop, Web and mobile clients, meeting the needs of some of the largest organizations globally.

•
Security—Tableau Server provides a robust security model that encompasses authentication, data and network security. Tableau Server is also built on a multi-tenant architecture that allows administrators to logically partition a single system across user populations, providing for separation of content.

•
Administration—We believe the ease of administering a system is tremendously important to its adoption. While Tableau Server’s management interface is designed to be simple enough for a line-of-business user, we also provide APIs to allow administrators to automate routine management processes. After the initial setup, many of our customers have reported that they spend little time on Tableau Server administration.

Tableau Online

Our newest product offering, Tableau Online, a cloud-based hosted version of Tableau Server, launched in July 2013. Tableau Online is built on the Tableau Server platform and provides ease-of use, speed, availability and security without requiring customers to manage physical infrastructure. Tableau Online runs in a secure data center and can be accessed by clients remotely using Tableau Desktop, a browser or a mobile device.

Tableau Public

Tableau Public is a free cloud-based offering that is available for anyone to use with public data. This offering allows users of diverse backgrounds, from bloggers and journalists to researchers to government workers, to easily visualize public data on their websites. People who visit these websites can interact with the visualizations and share them via social media.

Using Tableau Public, data can be transformed into interactive graphs, dashboards and maps for the world to see on the Web. For example, a blogger focused on economic issues may want to blog about changes in the U.S. unemployment rate. Using Tableau Public, the blogger can quickly build an interactive visualization using data from the U.S. Bureau of Labor Statistics and embed it in his blog. Every time the blog is viewed, Tableau Public serves up the data as a dynamic visualization.

Since its launch in 2010, Tableau Public has been used by thousands of people to make public data easy to see and understand. People have used the product to visualize and share data about government budgets, school performance, economic policy, sports statistics and box office trends. Visualizations from Tableau Public have been embedded in numerous websites including the Wall Street Journal, CNBC, Financial Times, the Guardian, Huffington Post, La Nacion, Le Monde, New Scientist, Gizmodo, the Washington Post, the Irish Times and Oxford University. For organizations that want to publish visualization to the public Web, but protect the underlying data assets among other benefits, we offer a subscription service, Tableau Public Premium.

Tableau Public enables us to test new product features and engage in user research as well as generate greater awareness of Tableau and increase community engagement. In addition to offering most of the features of Tableau Desktop and Tableau Server, Tableau Public offers the following capabilities:

•
Web scale—Tableau Public meets the massive performance requirements of serving dynamic content on top tier websites including media channels, social media and other consumer internet services. Through a combination of proprietary software and optimized hardware we have designed a highly scalable, multi-tenant, online infrastructure that is based at a secure third party Web hosting facility. Since its launch, our Tableau Public service has served over 200 million views worldwide.

•
Social reach—Anyone viewing or interacting with a Tableau Public visualization can share it on Facebook or Twitter. The ease of social sharing has facilitated greater conversations around data on Tableau Public.

Technology

Our powerful and easy-to-use products are built on a foundation of proprietary technologies. Key among these are VizQL, our Live Query Engine and In-Memory Data Engine, which work together in harmony to create our Hybrid Data Architecture.

Visual Query Language (VizQL) for Databases

At the heart of Tableau‘s products is our proprietary and breakthrough technology called VizQL. VizQL is a visual query language for data that simultaneously describes how to query data and how to present it visually. VizQL can deliver dramatic gains in people’s ability to see and understand data and we believe is unique in several important aspects:

•
Extensibility and flexibility—VizQL is a computer language for describing pictures of data, including tables, graphs, charts, maps, time series and tables of visualizations. VizQL unifies these different visual representations into a single framework. Conventional component architectures that underlie reporting packages and charting wizards contain a fixed number of computer procedures, one for each type of picture. VizQL, in contrast, is a language for creating pictures. Each type of picture is a different statement in the language. The extensibility and flexibility of VizQL makes it possible to create a virtually unlimited number of visualizations.

•
Transforms database records to graphical representations—VizQL statements define the mapping from records returned from a database to graphical marks on a screen. Some fields in the record control the geometric properties of the mark, including position, size and orientation while other fields control visual attributes like color, transparency and shape.

•
Declarative language—VizQL is a declarative language like other database languages, including SQL. The advantage of a declarative language is that the user describes what picture should be created, not how to make it. The user need not be aware of underlying implementation as query, analysis and rendering operations run behind the scenes. The result is a portable and more scalable system.

•
Defines and controls queries—VizQL procedures define both the resulting picture and the database query. Our Live Query Engine generates efficient queries for external databases of many types from many vendors. VizQL also controls execution of our optimized In-Memory Data Engine to perform calculations in real time.

•
Optimized—VizQL’s interpreter is optimized for interactive use, enabling visualization and drawing of large data sets. VizQL is specifically designed to take advantage of modern computer graphics hardware, such as the fast rendering chips developed for gaming that are standard on personal computers.

The initial development of VizQL began at Stanford University in 1999. Stanford University has granted us an exclusive license to commercialize the software and related patents resulting from that research. The software and related patents generally relate to three subject areas: (1) architecture for creating table-based visualizations from relational databases; (2) graphical user interface for creating specification for table-based visualizations; and (3) an environment for rapid development of interactive visualizations. Our license from Stanford University is exclusive in all fields, worldwide and sublicensable. The license agreement provides for Tableau to own all improvements to and derivative works of the software that it develops. The license agreement also provides for enforcement of the licensed patents against alleged infringers. If Stanford University and Tableau agree to jointly enforce the licensed patents against an alleged infringer, the parties equally share the costs and the recovery or settlement for such enforcement. If Stanford University and Tableau do not agree to jointly enforce the licensed patents against an alleged infringer, Stanford University and Tableau will each have the right to enforce the licensed patents against the alleged infringer. If Tableau files such a suit in a United States court, Stanford University joins such suit only for standing purposes, and Tableau wins an award of damages for, or receives a settlement payment for, infringement of a United States licensed patent, Tableau would retain that award or settlement payment and would be required to negotiate in good faith with Stanford University to compensate it for its expenses in connection with the suit. If Stanford University files such a suit in a United States court, Tableau joins such suit only for standing purposes, and Stanford University wins an award of damages for, or receives a settlement payment for, infringement of a United States licensed patent, Stanford University would retain that award or settlement payment. The license agreement does not expire and can be terminated by Stanford University only if Tableau breaches the agreement and does not remedy the breach within thirty days after receiving written notice of the alleged breach from Stanford University. We have invested substantial research and development in VizQL since obtaining these rights. We have also been granted additional patents related to our core VizQL technology.

Live Query Engine

We have developed a Live Query Engine that interprets abstract queries generated by VizQL into syntax understandable by popular database systems. For instance, our Live Query Engine can compile VizQL statements into optimized SQL and MDX syntax understandable by database systems made by Microsoft, Oracle, IBM, EMC, SAP, Teradata and many other database vendors. As a result, our technology provides customers with a way to increase the accessibility, usability and performance of their databases. It also gives them a uniform user interface for interacting with databases of diverse vendors, formats and sizes.

It is common for traditional business intelligence products to import data from the organization’s database systems. In contrast, Tableau’s Live Query Engine enables people to query databases without having to first import the data into our products. Queries generated by our Live Query Engine are interpreted and run by the database, with only the results of each query rendered. This approach offers many advantages for customers:

•
Data consistency—Copying data can cause people to work with out-of-date information. Further, each copy of the data may represent information at different times leading to inconsistency. With our Live Query Engine, customers do not need to create additional copies of their data.

•	Avoids data movement—Moving and loading data is often time consuming and expensive. With Live Query Engine, our customers do not need to move data in order to use our products.

•
Scalability—Many database vendors provide massively parallel implementations of databases that provide scalable data access to large data sets. These systems can scale in various ways including scaling the number of tables in the database, the number of records in each table, the number of columns in each record, the number of users and the number of active queries. These systems also provide powerful computation capabilities for very large data volumes. Our Live Query Engine allows businesses to leverage their investment in scalable data infrastructure.

•
Security—Transferring data out of a database causes customers to lose the security and permissions models associated with that data. Using our Live Query Engine, customers can leverage the security and permissions models specified in their database systems.

•
Flexibility—The database industry consists of multiple vendors with competitively differentiated products. Our Live Query Engine enables our customers to choose the appropriate technology for their business.

We focus on ensuring our software is compatible with popular database platforms and that our live query technology works with the most recent releases of those platforms. Our Live Query Engine is compatible with 36 data sources, including those from the top five database vendors in the world.

We have also pioneered connectors to emerging “Big Data” and cloud technologies. We connect to open-source Hadoop databases, proprietary MapReduce technologies and cloud data warehouses like Amazon Redshift and Google BigQuery. We also connect to column stores, databases designed to process unstructured data, and Web applications such as salesforce.com and Google Analytics. We believe the size of the data that our customers analyze continues to grow. We will continue to develop our live query technology with the goal of empowering our users to have complete access to any data stored anywhere.

In-Memory Data Engine

We have also developed a fast In-Memory Data Engine that allows people to analyze large amounts of data independently of database systems. This option is valuable to our customers as it enables them to overcome the following challenges:

•	Lack of databases—Much of the world’s data is not stored in databases. For instance, data is commonly stored in text files, spreadsheets, logs or other formats.

•	Limited performance—In addition, much of the world’s data is stored in databases that are too slow for interactive analysis or reporting.

For these situations, we have developed an In-Memory Data Engine, with the following unique combination of attributes that enable fast calculations:

•
Column-based storage—Our In-Memory Data Engine is based on a column-oriented format which is able to reduce input/output on analytical workloads. It employs a simple disk based representation of data that leverages the operating systems’ management of virtual memory.

•	Compressed data representation—Our technology utilizes compression aimed to keep the memory footprint as small as possible.

•
Optimization for in-memory analytics—Our In-Memory Data Engine is optimized for analyzing data in random access memory, or RAM. For example, leveraging RAM-based indices our technology is more efficient than those using disk-based indices.

•
Architecture aware algorithms—Our technology is designed to achieve high-throughput on modern processors. Key algorithms, such as grouping and aggregation, are designed to be cache and multi-core aware and adaptive to different hardware characteristics.

By importing data into our In-Memory Data engine, our customers can get many of the benefits of a fast database without the complication, cost and delay of a new investment in databases systems. Our In-Memory Data Engine is designed to be used on commodity hardware such as personal computers, laptops and servers that are common in companies today.

Hybrid Data Architecture

We have designed our Live Query Engine and In-Memory Data Engine to work in harmony. This hybrid approach gives customers flexibility and power. For instance, customers can use our In-Memory Data Engine to import a sample of data from a large database, and then after designing an initial visualization that answers a question, run the visualization against the entire database using the live query option. As another example of the hybrid approach, customers can integrate live data with in-memory data in a single visualization or dashboard. Both of these examples can be achieved by business users without any programming or scripting.

Information about Segments and Geographic Revenue

Information about segments and geographic revenue is set forth in Note 10 of the notes to consolidated financial statements included elsewhere in this report.

Seasonality

We generally experience seasonal fluctuations in demand for our products and services. Our quarterly sales are impacted by industry buying patterns. As a result, our sales have generally historically been highest in the fourth quarter of a calendar year and lowest in the first quarter.

Customers

Our software is designed for anyone with data and questions. Our customers range from the largest corporations in the world to sole proprietors. Tableau’s ease of installation and maintenance provides the flexibility to be deployed by individuals, departments or as an enterprise-wide system. We provide our products to organizations in various industries, including business services, energy and telecommunications, financial services, Internet, life sciences and healthcare, manufacturing and technology, media and entertainment, public sector and education, and retail, consumer and distribution.

We have grown our customer accounts from approximately 7,700 as of December 31, 2011 to approximately 17,000 as of December 31, 2013, located in more than 100 countries. We define a customer account as a purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts. No customer represented more than 10% of our total revenues in 2013, 2012 or 2011.

Support and Services

Our products are designed for our customers to be able to deploy and use on their own. However, we offer several programs to enable our customers to maximize their experience and successful use of our products.

Maintenance and Support

Our maintenance and support services provide access to new releases of our software in addition to technical support services. Our technical support team also fields “how-to” inquiries from customers related to specific product functionality.

We offer multiple levels of technical support services to our customers from our offices in Seattle, Washington; Kirkland, Washington; London, United Kingdom; and Dublin, Ireland. We offer our highest support level, including a dedicated phone number, to address critical issues, 24 hours a day, seven days a week, year-round. In addition, we offer a variety of support tools on our website including a knowledge base, product documentation guides, release notes and drivers. We have also developed an extensive online support community, which includes forums and user groups that is intended to enable our customers to learn and to connect with each other.

Training

In order to enable our customers to be self-reliant, we offer free online training to customers on our website, including hundreds of hours of training videos, sample visualizations and best practice articles.

We also provide a variety of fee-based product training options ranging from instructor-led courses in a traditional classroom setting to online courses. These training courses are designed to deepen understanding of specific aspects of our products and range from a single day to a week in length.

Professional Services

We have also invested in a professional services organization to help our customers maximize their benefits from using our products. Our professional services are generally intended to accelerate the analytics process rather than focus on installation and configuration of our software, as we believe most of our customers are able to deploy our products without assistance. These services are delivered either in person or remotely, and we tailor our services engagements to a customer’s specific needs.

Tableau Community

We have built a strong and growing community of users and partners that help us evangelize our mission. The purpose of our community is to give customer and prospects opportunities to connect and share their experiences and ideas, and to allow them to provide valuable feedback on our products that helps us prioritize product enhancements.

Our online community currently offers:

•	knowledge bases, forums and repositories that help users learn about topics of interest, ask questions and share insights;

•	groups, a mechanism that allows users to connect based on geographical location or industry affiliation;

•	ideas, an avenue to share product suggestions;

•	Viz Talk, designed to let users share and discuss interesting data visualizations;

•	blogs; and

•	news.

We also organize events to engage with our customers and foster our user community. Our seminal event is our annual U.S. Tableau Customer Conference, which has grown rapidly in the last several years, from approximately 180 attendees in 2008 to over 3,000 attendees in 2013. At this event, our customers have the opportunity to network and connect, learn best practices, attend training sessions, and present their questions and suggestions directly to our software developers, executives and other employees. Based on the positive feedback and demand for this conference, we expanded this offering internationally with our 2011, 2012 and 2013 Tableau European Customer Conferences. We also intend to begin hosting conferences in other regions around the world. Finally, many of our customers form local user groups that meet periodically to discuss and share experiences using our products.

Culture and Employees

Our culture is fundamental to our success and we embrace and cultivate it with pride. Eight core values define our culture and govern our approach to business. These consist of teamwork, product leadership, using our own products, respect, honesty, simplicity and commitment to delighting our customers, as well as our mission to help people see and understand data.

Our values permeate our organization and drive our identity as a company. For example, we strive to paint virtually all aspects of our business with a brush of simplicity, from product user interfaces to pricing models to internal business processes to marketing strategies. We view our employees as partners in creating a great work environment, and we take a long term approach to their recruitment and development. As a result of our careful hiring choices, we believe our company is populated by smart, respectful people grounded in humility. We have been publicly recognized as one of the best workplaces in the State of Washington.

We desire to make an impact on our community, and in December 2012 we established the Tableau Foundation, a donor-advised charitable fund. The focus of the Tableau Foundation will be to encourage the use of facts and analytical reasoning to solve the world’s problems. It is also an avenue to support specific employee causes.

As of December 31, 2013, we had 1,212 full-time employees globally. We also engage temporary employees and consultants. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Sales and Marketing

Our sales and marketing teams collaborate to create market awareness and demand, to build a robust sales pipeline and to ensure customer success that drives revenue growth.

Sales

Our sales efforts are built on a land and expand sales model that is designed to capitalize on the ease of use, low up-front cost and collaborative capabilities of our software. To facilitate rapid adoption of our products, we provide fully functional free trial versions of our products on our website and have created a simple pricing model with no minimum purchase requirements. After an initial trial or purchase, which is often made to target a specific business need at a grassroots level within an organization, the use of our products often spreads across departments, divisions and geographies, via word-of-mouth, discovery of new use cases and our sales efforts.

Our direct sales approach includes inside sales teams and field sales teams. Our inside sales team, based in regional sales hubs, qualifies and manages accounts throughout the world in a manner in which we can seed new sales at a low cost and expand these accounts over time. Our direct field sales team covers North America; Europe, Middle East and Africa; the Asia Pacific region; and Latin America, and is mainly responsible for lead qualification and account management for large enterprises. All our direct sales teams partner with technical sales representatives who provide presales technical support. We also have a dedicated customer success team responsible for driving renewals of existing contracts.

We also sell our products through indirect sales channels including technology vendors, resellers and OEMs and independent software vendors, or ISV, partners. These channels provide additional sales coverage, solution-based selling, services and training throughout the world. Our channel program is led by a dedicated sales team and provides training, certification and sales resources to our partners. As of December 31, 2013, less than 10% of our sales team focused on indirect sales channels. We plan to continue to invest in our partner programs to help us enter and grow in new markets while complementing our direct sales efforts.

Our sales organization also includes professional services and training teams that work with customers of all sizes to support implementations and increase adoption. These efforts include in person and phone-based engagements, webinars, in-person training and free on-demand training.

Marketing

Our marketing efforts focus on establishing our brand, generating awareness, creating leads and cultivating the Tableau community. The marketing team consists primarily of product marketing, programs, field events, channel marketing, corporate communications and website teams. We leverage both online and offline marketing channels such as events and trade shows, seminars and webinars, third-party analyst reports, whitepapers, case studies, blogs, search engines and email marketing. A central focus for the marketing team is to drive free product trials and encourage use of our free online training, an integral part of our customer acquisition process. Our marketing team is responsible for the logistics of hosting various events, including our annual customer conferences and regional events, as well as providing Web-based community tools and supporting customer-driven user groups.

We believe the simplest way to showcase our products is by using them in live or recorded demonstrations. Our marketing team also promotes Tableau Public to generate awareness. By democratizing access to public data and facilitating sharing of insights online, Tableau Public has rapidly increased community engagement and extended the reach of our products. Interest in this service has grown quickly and is demonstrated by more than 200 million cumulative Tableau Public page views to date.

Strategic Relationships

We view our partners as an extension of our team, playing an integral role in our development and growth. Our partner programs include technology partnerships, reseller arrangements, and OEM and ISV relationships. In addition, we also work closely with system integrators, consulting firms and training partners.

Technology Vendors

Our most important technology partnerships are with data platform vendors. We collaborate with these vendors to build high performance connectivity to their data sources. We have 36 optimized data platform connectors to popular data platforms from vendors such as Amazon.com, Cloudera, Inc., International Business Machines Corporation, or IBM, Microsoft Corporation, Oracle Corporation, salesforce.com, inc., SAP AG and Teradata Corporation. In addition, some of our technology partners, such as Teradata Corporation, are resellers of our products.

Resellers/VARs

Most of our indirect sales are through resellers. In certain international markets we rely more heavily on resellers than we do in the United States. Our reseller program is designed to support business growth, help generate new opportunities, optimize customer experience and care, increase profitability and close deals more quickly. We partner with value-added resellers, or VARs, who provide vertical expertise and technical advice in addition to reselling or bundling our software. We qualify our partners carefully to help ensure that each has the necessary capabilities and technical expertise to allow us to deliver even greater value to our customers.

OEMs

We believe that software applications made by other companies can benefit from the analytical capabilities that our products can provide, and we continue to develop relationships with OEM partners that embed our software into their applications. Currently, we have over 40 OEM relationships. These consist of both traditional OEMs that provide a customized version of our products for their applications as well as SaaS-based OEMs that deliver analytics as a service.

With the release of Tableau 8.0, we introduced API support, which includes a JavaScript API that enables third-party applications to control the Tableau application and a Data Extract API that allows partners and customers to load data into our products programmatically. We believe these APIs will make it easier to integrate our products with third party products and further advance our partner relationships.

Research and Development

We invest substantial resources in research and development to drive core technology innovation and to bring new products to market. Our research and development organization, with employees located in Seattle, Washington, Kirkland, Washington, Menlo Park, California and Austin, Texas, is primarily responsible for design, development, testing and certification of our products and core technologies. Our mission-driven culture empowers our employees to take ownership and personal pride in building our products. We work hard to create an environment that satisfies our talents and intellectual curiosities while promoting the development of broadly impactful and transformative technologies.

We have historically targeted major product releases on an annual cycle. Since our founding, we have developed eight major versions of our products. In addition, we also provide maintenance releases with bug fixes and incremental functionality, generally on a monthly basis. For example, in the maintenance releases that followed Tableau 8.0, we introduced features such as new data connectors, enhanced security, increased web and mobile interactivity, integration with the R open-source environment for statistical analysis, and improved memory usage. Our release cycles enable us to be responsive to customers by delivering new functionality on a frequent basis. We establish priorities for our organization by collaborating closely with our customers, community and employees. We use our products across all business functions at Tableau, from customer support to finance to sales and marketing to human resources, and every employee is encouraged to test and provide feedback.

Our founders conducted the original research that led to the development of VizQL at Stanford University. We actively invest in an internally focused research effort and collaborate with the research and academic community to keep current with cutting edge technologies and help us to stay at the forefront of innovation.

We are focused on hiring the top technical talent in the industry, top engineering programs and research institutions. Our talented engineers and computer scientists are focused on finding simple and elegant solutions to complex problems in information visualization, data analytics, user experience and distributed system design. Over one third of our research and development employees have advanced technical degrees.

Research and development expenses were $60.8 million, $33.1 million and $18.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Competition

Our current primary competitors generally fall into three categories:

•
large software companies, including suppliers of traditional business intelligence solutions that provide one or more capabilities that are competitive with our products, such as IBM, Microsoft Corporation, Oracle Corporation and SAP AG;

•	spreadsheet software providers, such as Microsoft Corporation; and

•	new and emerging business analytics software companies, such as Qlik Technologies Inc. and TIBCO Spotfire (a subsidiary of TIBCO Software Inc.).

In addition, we may compete with open source initiatives and custom development efforts. We expect competition to increase as other established and emerging companies enter the business analytics market, as customer requirements evolve and as new products and technologies are introduced. We expect this to be particularly true with respect to our cloud-based offerings as we and our competitors seek to provide business analytics products based on a SaaS platform. This is a relatively new and evolving area of business analytics solutions, and we anticipate competition to increase based on customer demand for these types of products.

Many of our competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than us. Moreover, many of these competitors are bundling their analytics products into larger deals or maintenance renewals, often at significant discounts. Increased competition may lead to price cuts or the introduction of products available for free or a nominal price, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures.

Intellectual Property

We rely on federal, state, common law and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties, such as service providers, vendors, individuals and entities that may be exploring a business relationship with us.

In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, patents, trademarks, service marks and domain names to protect our intellectual property. We pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations outside the United States.

As of December 31, 2013, we had ten issued U.S. patents directed to our technology. We also had 12 pending patent applications in the United States. We own registered trademarks for Tableau, Tableau Software, VizQL, Show Me! and Data In. Brilliance Out. in the United States, which have various expiration dates unless renewed through customary processes. We also own trademark registrations for Tableau, Tableau Software, VizQL, and Show Me! In Canada; Tableau Software and Show Me! in China and Japan; and Tableau Software,

VizQL and Show Me! in the European Union. Such registered trademarks will expire unless renewed at various times in the future.

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our applications. Policing unauthorized use of our technology and intellectual property rights is difficult.

We expect that software and other applications in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of applications in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time.
Corporate Information
We were formed as Tableau Software LLC, a Delaware limited liability company, in 2003, and incorporated as Tableau Software, Inc., a Delaware corporation in 2004. Our principal executive offices are located at 837 North 34th Street, Seattle, Washington 98103, and our telephone number is (206) 633-3400. Our website address is www.tableausoftware.com. The information on, or that can be accessed through, our website is not part of this report.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission (SEC)’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Tableau Software and other companies that file materials with the SEC electronically. Copies of Tableau’s reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our internet website, http://investors.tableausoftware.com/financial-reports-and-filings/default.aspx

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risk and uncertainties, including those described below. You should carefully consider the following risks and all of the other information contained in this report, including our consolidated financial statements and related notes, before making an investment decision. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose some or all of your investment.
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
While we have achieved profitability on an annual basis over the past three years, we have not consistently achieved profitability on a quarterly basis during that same period. For example, we had net losses in the fourth quarter of 2010, the third quarter of 2011, the fourth quarter of 2012 and the first and second quarters of 2013. We expect expenses to increase substantially in the near term, particularly as we make significant investments in our sales and marketing organization, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products. In addition, in connection with operating as a public company, we are incurring additional significant legal, accounting and other expenses that we did not incur as a private company.
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
We have experienced rapid growth in a relatively short period of time. Our revenues grew to $232.4 million in the year ended December 31, 2013 from $62.4 million in the December 31, 2011. Our number of full time employees increased to 1,212 at December 31, 2013 from 350 as of December 31, 2011. During this period, we also established operations in a number of countries outside the United States.
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

Any one of these or other factors discussed elsewhere in this report may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.
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
Our new products or product enhancements, such as Tableau Online and our most recent release, Tableau 8.1, and changes to our existing software could fail to attain sufficient market acceptance for many reasons, including:

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
We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team. As we grow and mature as a public company, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 80% of our total revenues in the year ended December 31, 2013 was derived from sales within the United States and Canada. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:

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

•	fluctuations in currency exchange rates and related effects on our results of operations;

•	difficulties in transferring or, if we determine to do so, repatriating funds from, or converting currencies in, certain countries;

•	the need for localized software and licensing programs;

•	reduced protection for intellectual property rights in certain countries and practical difficulties and costs of enforcing rights abroad; and

•	compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes.

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
Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, the continued sovereign debt crisis, potential future government shutdowns, the federal debt ceiling and budget sequestration, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on business analytics software in general and negatively affect the rate of growth of our business.
General worldwide economic conditions have experienced a significant downturn in recent years, and continue to remain unstable. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may tighten their budgets and face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, our sales contracts have historically been denominated in U.S. dollars, and therefore most of our revenues have not been subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our software to our customers outside of the United States, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
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
As of December 31, 2013, we had ten issued U.S. patents covering our technology and 12 patent applications pending for examination in the United States. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
Risks Related to Ownership of Our Class A Common Stock
Our stock price has been and will likely continue to be volatile or may decline regardless of our operating performance, resulting in substantial losses for our investors.
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock’s daily closing price on the New York Stock Exchange has ranged from $48.53 to $100.28 through February 25, 2014.
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
In addition, as of December 31, 2013, we had options outstanding that, if fully exercised, would result in the issuance of approximately 12.2 million shares of Class A and Class B common stock. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Holders of approximately 12.9 million shares of Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for Tableau or other stockholders.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2013, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 92% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, which include funds affiliated with New Enterprise Associates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an “emerging growth company” through December 31, 2018, although we will cease to be an “emerging growth company” upon the earliest of (i) December 31, 2018, (ii) the last day of the first fiscal year in which our annual gross revenues are $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, or the Exchange Act. We cannot predict if investors will find our Class A common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future financial results may not be as comparable to the financial results of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
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

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES

Our principal executive offices are located in Seattle, Washington, and we also have offices located in Kirkland, Washington; Menlo Park, California; Austin, Texas; London, United Kingdom; Singapore; Tokyo, Japan; Sydney, Australia; and Dublin, Ireland. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

ITEM 3.     LEGAL PROCEEDINGS
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition, operating results or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock has been listed on the New York Stock Exchange under the symbol “DATA” since May 17, 2013, the date of our initial public offering.
The following table sets forth for the indicated periods the high and low sales prices of our Class A common stock as reported by the New York Stock Exchange.

	Fiscal Year 2013
	High	Low
Second Quarter (from May 17, 2013)	$59.88	$44.00
Third Quarter	77.74	51.99
Fourth Quarter	73.45	58.96

Our Class B common stock is not listed or traded on any stock exchange.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.
Stockholders
As of December 31, 2013, there were 141 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 46 stockholders of record of our Class B common stock.

Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Services Index. The chart assumes $100 was invested at the close of market on May 17, 2013, in our Class A common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Services Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
The closing price of our Class A common stock on December 31, 2013, the last day of our 2013 fiscal year, was $68.93 per share.

Company/Index	Base Period 5/17/13	5/31/13	6/30/13	7/31/13	8/30/13	9/30/13	10/31/13	11/30/13	12/31/13
Tableau Software, Inc.	100.00	100.69	109.20	109.16	142.48	140.37	121.10	129.14	135.82
NASDAQ Composite	100.00	103.73	102.50	109.42	108.67	114.54	119.04	123.38	127.18
NASDAQ Computer and Data Processing Services	100.00	103.53	103.24	108.69	109.41	115.45	121.62	126.33	131.82
Sales of Unregistered Securities
From January 1, 2013 through May 22, 2013, the date of completion of our initial public offering, or IPO, we granted to employees, consultants and directors options to purchase an aggregate of 640,900 shares of Class A common stock pursuant to our 2013 Equity Incentive Plan having exercise prices ranging from $24.50 to $31.00 per share.
During this period, we also issued and sold to employees, consultants and directors an aggregate of 328,520 shares of Class B common stock upon the exercise of options under our 2004 Equity Incentive Plan at exercise prices ranging from $0.05 to $14.95 per share, for an aggregate amount of approximately $0.5 million.
The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act under either (a) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (b) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.
Use of Proceeds from Public Offerings of Common Stock
On May 22, 2013, we closed our initial public offering of 9,430,000 million shares of Class A common stock, including 6,230,000 shares of Class A common stock sold by us (inclusive of 1,230,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 3,200,000 shares of Class A common stock sold by the selling stockholders, at a price to the public of $31.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-188660), which was declared effective by the SEC on May 16, 2013. The offering commenced on May 17, 2013 and closed on May 22, 2013. Goldman, Sachs & Co., Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, UBS Securities LLC, BMO Capital Markets Corp. and JMP Securities LLC acted as the underwriters. The aggregate offering price for shares sold in the offering was approximately $292.3 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We raised approximately $177.0 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $20.5 million and other offering expenses of approximately $2.6 million.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 20, 2013. Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2013 and 2012 and the consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2011, 2010 and 2009 and the consolidated statement of operations for the years ended December 31, 2010 and 2009 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
License	$159,930	$89,883	$44,414	$24,223	$11,684
Maintenance and services	72,510	37,850	17,946	9,938	6,446
Total revenues	232,440	127,733	62,360	34,161	18,130
Cost of revenues
License	740	305	213	67	98
Maintenance and services	17,784	10,057	2,800	1,271	1,069
Total cost of revenues (1)	18,524	10,362	3,013	1,338	1,167
Gross profit	213,916	117,371	59,347	32,823	16,963
Operating expenses
Sales and marketing (1)	123,573	62,333	30,363	16,440	7,920
Research and development (1)	60,769	33,065	18,387	9,734	4,019
General and administrative (1)	25,905	17,715	6,679	3,809	5,615
Total operating expenses	210,247	113,113	55,429	29,983	17,554
Operating income (loss)	3,669	4,258	3,918	2,840	(591)
Other expense, net	(804)	(54)	(16)	—	5
Income (loss) before income tax expense (benefit)	2,865	4,204	3,902	2,840	(586)
Income tax expense (benefit)	(4,211)	2,777	523	102	—
Net income (loss)	$7,076	$1,427	$3,379	$2,738	$(586)

Net income (loss) per share attributable to common stockholders:
Basic	$0.14	$0.00	$0.04	$0.03	$(0.02)
Diluted	$0.12	$0.00	0.04	$0.03	$(0.02)
Weighted average shares outstanding used to compute net income (loss) per share attributable to common stockholders
Basic	50,564	33,744	33,008	32,163	31,495
Diluted	59,092	39,652	39,431	37,833	31,495

(1) includes stock based compensation expense as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of revenues	$473	$107	$22	$18	$29
Sales and marketing	5,429	1,394	565	256	204
Research and development	5,832	2,115	628	262	167
General and administrative	2,723	1,180	233	102	71
Total stock-based compensation expense	$14,457	$4,796	$1,448	$638	$471

	Year Ended December 31,
Consolidated Balance Sheet Data	2013	2012	2011	2010	2009
	(in thousands)
Cash and cash equivalents	$252,674	$39,302	$30,223	$22,611	$14,072
Working capital	227,892	24,231	17,181	13,193	9,982
Total assets	354,927	86,992	51,277	29,771	18,863
Total stockholders' equity (deficit)	244,660	9,943	(277)	(4,890)	(8,598)

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements” in this Annual Report.
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
We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. We were founded in January 2003 and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010 and our first version of Tableau Online in July 2013. Building on our foundational technology innovations, we have released eight major versions of our software, each expanding and improving our products' capabilities. Our most recent major release, Tableau 8.0, includes several new features including Web and mobile authoring, free form dashboards, forecasting, integration with enterprise applications such as salesforce.com and Google Analytics, and application programming interfaces, or APIs.
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions, and non-profits. As of December 31, 2013, we had over 17,000 customer accounts located in over 100 different countries. We define a customer account as a purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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
We generate revenues primarily in the form of license fees and related maintenance and services fees. License revenues reflect the revenues recognized from sales of licenses to new customer accounts and additional licenses to existing customer accounts. License fees include perpetual, term, and subscription license fees. Fees from perpetual licenses comprised more than 90% of our license revenues for the year ended December 31, 2013. Maintenance and services revenues reflect the revenues recognized from fees paid for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a license, a customer also typically purchases one year of maintenance service and has the opportunity to purchase maintenance service annually thereafter. We expect maintenance and services revenues to become a larger percentage of our total revenues as our customer base grows.

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
With approximately 20% of our total revenues from customers located outside the United States and Canada in the year ended December 31, 2013, we believe there is significant opportunity to expand our international business. Our products currently support eight languages and we are aggressively expanding our direct sales force and indirect sales channels outside the United States. In addition to our presence in Australia, Canada, England and France, in 2012, we opened sales offices in Germany, Japan and Singapore. In December 2012, we more closely aligned our corporate structure with our international expansion, establishing a wholly-owned subsidiary in Ireland to provide order processing, technical and administrative support to all of our international operations, except for Canada and Japan, and transferring ownership of our Germany, Singapore and United Kingdom subsidiaries to this Irish entity. We expect this corporate structure to result in a higher near-term effective tax rate while providing worldwide tax efficiencies in the long term. We intend to invest in further expanding our worldwide footprint.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales, in the fourth fiscal quarter as a result of industry buying patterns, has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We have been growing rapidly in recent periods. Our total revenues for the years ended December 31, 2013, 2012 and 2011 were $232.4 million, $127.7 million and $62.4 million, respectively. We increased the total number of customer accounts that had purchased our products to approximately 17,000 as of December 31, 2013 from over 7,700 at December 31, 2011. During this period, we significantly increased the size of our workforce, particularly in our sales and marketing and research and development ("R&D") organizations, expanded internationally, and invested in our operational infrastructure to support our growth. As a result of our significant investments in growth, our net income did not grow in a manner commensurate with our total revenues. Our net income for the years ended December 31, 2013, 2012 and 2011 was $7.1 million, $1.4 million and $3.4 million, respectively.
Factors Affecting Our Performance
We believe that our performance and future success are dependent upon a number of factors, including our ability to continue to expand and further penetrate our customer base, innovate and enhance our products, and invest in our infrastructure. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address. See the section of this report titled “1A. Risk Factors.”
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
Investment in Infrastructure
We have made and expect to continue to make substantial investments in our infrastructure in connection with enhancing and expanding our operations domestically and internationally. For example, in December 2012, we invested in a reorganization of our corporate structure to more closely align it with our international expansion, including the establishment of a wholly-owned subsidiary in Ireland. In 2012, we also opened sales offices in Germany, Japan and Singapore. We expect to continue to open new sales offices internationally and domestically. Our international expansion efforts have resulted and will result in increased costs and are subject to a variety of risks, including those associated with communication and integration problems resulting from geographic dispersion and language and cultural differences, and compliance with laws of multiple countries. Moreover, the investments we have made and will make in our international organization may not result in our expected benefits. In addition, if Tableau Online is commercially successful, we expect to make additional investments in related infrastructure such as server farms, data centers, network bandwidth and technical operations personnel; however, we currently expect to rely on our current cash on hand and cash generated from our operations to fund these investments. These costs could adversely affect our operating results.
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
Non-GAAP Financial Measures
We believe that the use of non-GAAP operating income (loss), non-GAAP net income (loss) and free cash flow is helpful to our investors. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States, or GAAP. We calculate non-GAAP operating income (loss) as operating income (loss) excluding stock-based compensation expense, and in 2012, the cash and stock-based expense associated with our funding of the Tableau Foundation. We calculate non-GAAP net income (loss) as net income (loss) excluding stock-based compensation expense, and in 2012, the cash and stock-based expense associated with our funding of the Tableau Foundation, each net of tax. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company's non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period. We calculate free cash flow as net cash provided by operating activities less net cash used in investing activities for purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening our balance sheet. All of our non-GAAP financial measures are important tools for financial and operational decision making and for evaluating our own operating results over different periods of time.
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

The following table summarizes our non-GAAP financial measures:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Non-GAAP operating income	$18,126	$11,005	$5,366
Non-GAAP net income	18,043	6,854	4,792
Free cash flow	20,118	7,203	7,953

Non-GAAP Operating Income
Non-GAAP operating income is a non-GAAP financial measure that we calculate as operating income excluding stock-based compensation expense and, in 2012, the cash and stock-based expense associated with our funding of the Tableau Foundation. Non-GAAP operating income increased substantially from 2012 to 2013 and from 2011 to 2012 as a result of increased domestic and international demand for our products and services from new and existing customers, offset in part by increased operating expenses attributable to increased headcount.
Non-GAAP Net Income
Non-GAAP net income is a non-GAAP financial measure that we calculate as net income excluding stock-based compensation expense and, in 2012, the cash and stock-based expense associated with our funding of the Tableau Foundation, each net of tax. Non-GAAP net income increased from 2012 to 2013 as a result of increases in non-GAAP operating income and a benefit for income taxes in 2013. Non-GAAP net income increased from 2011 to 2012 as a result of increases in non-GAAP operating income, offset in part by increases in our provision for income taxes.
Free Cash Flow
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in investing activities for purchases of property and equipment. Free cash flow increased from 2012 to 2013 due to the increase in net cash provided by operating activities, offset by significant increases in purchases of property and equipment due to our increase in headcount and build-out of operational infrastructure. Free cash flow decreased slightly from 2011 to 2012 due to significant increases in purchases of property and equipment due to our increase in headcount and build-out of operational infrastructure.

The following table presents the reconciliation of operating income to non-GAAP operating income:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Operating income	$3,669	$4,258	$3,918
Excluding:
Stock-based compensation expense	14,457	4,796	1,448
Funding of the Tableau Foundation	—	1,951	—
Non-GAAP operating income	$18,126	$11,005	$5,366
The following table presents the reconciliation of net income to non-GAAP net income:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$7,076	$1,427	$3,379
Excluding:
Stock-based compensation expense, net of tax	10,967	4,207	1,413
Funding of Tableau Foundation, net of tax	—	1,220	—
Non-GAAP net income	$18,043	$6,854	$4,792

The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$37,725	$14,239	$12,883
Less: Purchases of property and equipment	17,607	7,036	4,930
Free cash flow	$20,118	$7,203	$7,953
Components of Operating Results
Revenues
License revenues.   License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. More than 90% of our license revenues for the year ended December 31, 2013 resulted from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. In each of the past three years, our existing customer accounts in aggregate have generated at least as much perpetual license revenues as they had in the previous year. In the future, we expect this buying pattern to moderate with the continued growth of our customer base. In addition, a small number of customers have purchased term or subscription licenses, under which we recognize the license fee ratably, on a straight-line basis, over the term of the license. In July 2013, we introduced Tableau Online, a subscription, cloud-based version of Tableau Server. To date, we have not derived a significant amount of revenues from term or subscription licenses.

Maintenance and services revenues.   Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a perpetual license, a customer also typically purchases one year of maintenance, and has the opportunity to purchase maintenance annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers in a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended September 30, 2013 was over 90%.

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
Cost of Revenues
Cost of license revenues.   Cost of license revenues primarily consists of referral fees paid to third parties. For Tableau Online, cost of license revenues is calculated through an allocation of shared costs, which was immaterial for the period ended December 31, 2013.
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
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, research and development, and general and administrative. For each category, the largest component is personnel costs, which include salaries, payroll taxes, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense.

Sales and marketing.    Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, marketing, travel, and facility related costs and allocated overhead. We expect sales and marketing expenses to continue to significantly increase, in absolute dollars, in 2014 compared to 2013 primarily due to our planned growth in our sales and marketing organization, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating expenses as we continue to expand our business.
Research and development.   Research and development expenses primarily consist of personnel-related costs attributable to our research and development personnel and contractors, as well as allocated overhead. We have devoted our product development efforts primarily to develop new products, incorporate additional features, improve functionality, quality assurance, support additional languages, and adapt to new technologies or changes to existing technologies. We expect that our R&D expenses will continue to increase, in absolute dollars, in 2014 compared to 2013 as we increase our R&D headcount to further strengthen our software and invest in the development of our products.
General and administrative.  General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, legal, human resources and administrative personnel, legal, accounting and other professional services fees, other corporate expenses, and allocated overhead. In 2012, general and administrative expenses included cash and stock-based expenses associated with our funding of the Tableau Foundation. We have recently incurred additional expenses due to expanding our operations and in connection with our initial public offering, or IPO, and will continue to incur additional expenses associated with being a publicly traded company, including higher legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and other regulations. We also expect that general and administrative expenses will continue to increase, in absolute dollars, in 2014 compared to 2013 as we further expand our operations, particularly internationally.
Other Income (Expense), Net
Other income (expense), net consists primarily of gains and losses on foreign currency transactions and interest income on our cash and cash equivalents balances.
Income Tax Expense (Benefit)
Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, as adjusted for allowable credits and deductions. Our provision for income taxes consists of federal, state and foreign taxes. As of December 31, 2013, we had fully utilized all deferred income tax assets related to net operating loss carryforwards and have $3.7 million of tax credit carryforwards available for future use.
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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

Revenue Recognition

We generate revenues primarily in the form of software license fees and related maintenance and services fees. License fees include perpetual, term and subscription license fees. Maintenance and services primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available), training and professional services that are not essential to functionality of our software.

We recognize revenues when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the software or services have been delivered to the customer;

•	the amount of fees to be paid by the customer is fixed or determinable; and

•	the collection of the related fees is probable.

We use click-through end user license agreements, signed agreements and purchase orders as evidence of an arrangement. We deliver all of our software electronically. Electronic delivery occurs when we provide the customer with access to the software and license key via a secure portal. We assess whether the fee is fixed or determinable at the outset of the arrangement. We typically offer payment terms due 30 days from delivery of software. We assess collectability based on a number of factors such as collection history and creditworthiness of the customer. If we determine that collectability is not probable, revenues are deferred until collectability becomes probable, generally upon receipt of cash.

Substantially all of our software licenses are perpetual licenses sold in multiple-element arrangements that include maintenance and may also include professional services and training.

Vendor specific objective evidence, or VSOE, of the fair value is not available for these perpetual software licenses as they are never sold without maintenance. VSOE of the fair value generally exists for all undelivered elements and any services are not essential to the functionality of the delivered software. We account for delivered software licenses under the residual method.

Maintenance agreements consist of fees for providing software updates on a when and if available basis and technical support for software products for an initial term, typically one year. We have established VSOE of the fair value of maintenance on perpetual licenses based on stated substantive renewal rates or the price when sold on a standalone basis. Stated renewal rates are considered to be substantive if they are at least 15% of the actual price charged for the software license. VSOE of the fair value for standalone sales is considered to have been established when a substantial majority of individual sales transactions within the previous 12-month period falls within a reasonably narrow range, which we have defined to be plus or minus 15% of the median sales price of actual standalone sales transactions.

License arrangements may include professional services and training. In determining whether professional services and training revenues should be accounted for separately from license revenues, we evaluate:

•	whether such services are considered essential to the functionality of the software using factors such as the nature of the software products;

•	whether they are ready for use by the customer upon receipt;

•	the nature of the services, which typically do not involve significant customization to or development of the underlying software code;

•	the availability of services from other vendors;

•	whether the timing of payments for license revenues coincides with performance of services; and

•	whether milestones or acceptance criteria exist that affect the realizability of the software license fee.

Revenues related to training are billed on a fixed fee basis and accordingly recognized as training services are delivered. Payments received in advance of services performed are deferred and recognized when the related services are performed.

To date, professional services have not been considered essential to the functionality of the software. The VSOE of the fair value of our professional services and training is based on the price for these same services when they are sold separately. Revenues related to professional services and training are billed on a time and materials basis and, accordingly, are recognized as the services or training are performed.

When software is licensed for a specified term, fees for support and maintenance are generally bundled with the license fee over the entire term of the contract. In these cases, we do not have VSOE of the fair value for maintenance. Revenues related to term and subscription license fees are recognized ratably over the contract term beginning on the date the customer has access to the software license key and continuing through the end of the contract term.

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

Stock-Based Compensation

Compensation expense related to stock-based transactions, including employee and non-employee director stock option and restricted stock unit, or RSU, awards, is measured and recognized in the financial statements based on fair value. The fair value of each RSU is based on the number of shares granted and the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant. The fair value of each stock option award is determined at the date of grant by applying the Black-Scholes option pricing model. This model utilizes the estimated value of our underlying Class A common stock and Class B common stock at the measurement date, the expected or contractual term of the option, the expected volatility of our Class A common stock and Class B common stock, risk-free interest rates and expected dividend yield of our Class A common stock and Class B common stock. Measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. We recognize compensation expense for only the portion of awards expected to vest. Therefore, management applied an estimated forfeiture rate that was derived from historical employee termination behavior. If the actual number of forfeitures differs from the estimates, adjustments to stock-based compensation expense may be required in future periods.

All of our stock-based awards prior to our initial public offering were for Class B common stock. All stock-based awards made since the date of our initial public offering have been for Class A common stock. Subsequent to our IPO, we anticipate most of our stock-based award grants will be for RSUs. All references to common stock in this “Stock-Based Compensation” section are to our Class A common stock and Class B common stock, as applicable.

Key assumptions. Our Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock (for periods prior to our IPO), the expected volatility of the price of our common stock, the expected term of the option, risk-free interest rates and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

•
Fair value of our common stock—Prior to our initial public offering in May 2013, because our stock was not publicly traded we estimated the fair value of our common stock. Our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. The factors included, but were not limited to: (i) contemporaneous third-party valuations of our common stock; (ii) the prices, rights, preferences and privileges of our preferred stock that was then outstanding relative to those of our common stock; (iii) the lack of marketability of our common stock; (iv) our actual operating and financial results; (v) current business conditions and projections; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or merger or acquisition , given prevailing market conditions. After the completion of our initial public offering, our common stock has been valued by reference to the closing price of our Class A common stock on the New York Stock Exchange.

•
Expected volatility—As we do not have a significant trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available.

•
Expected term—The expected term represents the period that our stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we have based our expected term on actual experience adjusted for expected employee exercise activity.

•	Risk-free interest rate—The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend yield—We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rates	1.11%	0.69%	1.55%
Expected term	5 years	5 years	5 years
Expected dividends	None	None	None
Expected volatility	46.80%	49.0%	52.1%

In addition to the assumptions used in the Black-Scholes option-pricing model, the amount of stock option expense we recognize in our consolidated statements of operations includes an estimate of stock option forfeitures. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in our financial statements.
As of December 31, 2013, total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to stock options and unvested restricted stock unit awards was approximately $65.2 million which is expected to be recognized over a period of 3.3 years.
Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with authoritative guidance for income taxes. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. We considered future taxable income, historical operating results, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine we would not be able to realize all or part of our net deferred tax assets in the future, we record a valuation allowance on such net deferred tax assets with an offset to expense in the period such determination is made.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We are subject to income taxes in the United States and in numerous foreign jurisdictions. While we believe the positions we have taken are appropriate, we record reserves for taxes to address potential exposures involving tax positions that we believe could be challenged by taxing authorities. We record a benefit on a tax position when we determine that it is more likely than not that the position is sustainable upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50 percent likelihood of being realized when it is effectively settled. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. We follow the applicable guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to tax positions. We reflect interest and penalties related to income tax liabilities as a component of income tax expense.

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists, or ASU 2013-11. ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. ASU 2013-11 is effective for public calendar year end companies for the first quarter of 2014, and applied prospective with early adoption permitted.  As of December 31, 2013, we have elected early adoption and have presented $3.4 million of unrecognized tax benefit as a reduction to deferred income tax assets in our consolidated balance sheet.

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Operations Data:
Revenues
License	$159,930	$89,883	$44,414
Maintenance and services	72,510	37,850	17,946
Total revenues	232,440	127,733	62,360
Cost of revenues
License	740	305	213
Maintenance and services	17,784	10,057	2,800
Total cost of revenues (1)	18,524	10,362	3,013
Gross profit	213,916	117,371	59,347
Operating expenses
Sales and marketing (1)	123,573	62,333	30,363
Research and development (1)	60,769	33,065	18,387
General and administrative (1)	25,905	17,715	6,679
Total operating expenses	210,247	113,113	55,429
Operating income	3,669	4,258	3,918
Other expense, net	(804)	(54)	(16)
Income before income tax expense (benefit)	2,865	4,204	3,902
Income tax expense (benefit)	(4,211)	2,777	523
Net income	$7,076	$1,427	$3,379

(1) Stock based compensation expense included in the consolidated statement of operations above was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenues	$473	$107	$22
Sales and marketing	5,429	1,394	565
Research and development	5,832	2,115	628
General and administrative	2,723	1,180	233
Total stock-based compensation expense	$14,457	$4,796	$1,448

	Year Ended December 31,
Consolidated Statements of Operations Data:	2013	2012	2011
	(as a percentage of total revenues)
Revenues
License	68.8%	70.4%	71.2%
Maintenance and services	31.2%	29.6%	28.8%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues
License	0.3%	0.2%	0.3%
Maintenance and services	7.7%	7.9%	4.5%
Total cost of revenues	8.0%	8.1%	4.8%
Gross profit	92.0%	91.9%	95.2%
Operating expenses
Sales and marketing	53.2%	48.8%	48.7%
Research and development	26.1%	25.9%	29.5%
General and administrative	11.2%	13.9%	10.7%
Total operating expenses	90.5%	88.6%	88.9%
Operating income	1.5%	3.3%	6.3%
Other expense, net	(0.3)%	(0.0)%	(0.0)%
Income before income tax expense (benefit)	1.2%	3.3%	6.3%
Income tax expense (benefit)	(1.8)%	2.2%	0.9%
Net income	3.0%	1.1%	5.4%

Comparison of Years Ended December 31, 2013, 2012 and 2011

Revenues

	Year Ended December 31,			2012 to 2013% Change	2011 to 2012 % Change
	2013	2012	2011
Revenues	(dollars in thousands)
License	$159,930	$89,883	$44,414	77.9%	102.4%
Maintenance and services	72,510	37,850	17,946	91.6%	110.9%
Total revenues	$232,440	$127,733	$62,360	82.0%	104.8%

	Year Ended December 31,
	2013	2012	2011
	(as a percentage of total revenues)
Revenues
License	68.8%	70.4%	71.2%
Maintenance and services	31.2%	29.6%	28.8%
Total revenues	100.0%	100.0%	100.0%

Year ended December 31, 2013 compared to December 31, 2012. Total revenues were $232.4 million for the year ended December 31, 2013 compared to $127.7 million for the year ended December 31, 2012, an increase of $104.7 million, with 78% and 92% year-over-year growth in license and maintenance and services revenues, respectively. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers. For example, we added over 6,000 customer accounts in the year ended December 31, 2013. License revenues increased $70.0 million from the year ended December 31, 2012 to the year ended December 31, 2013 as we continued to increase sales both domestically and internationally. The increase in license revenues was a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. Of the revenues from perpetual license sales recognized in 2013, 34% was attributable to perpetual license sales to new customer accounts gained in 2013 and 66% was attributable to perpetual license sales to customer accounts existing on or before December 31, 2012. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 20% for the year ended December 31, 2013 from 17% for the year ended December 31, 2012.

Year ended December 31, 2012 compared to December 31, 2011. Total revenues were $127.7 million for the year ended December 31, 2012 compared to $62.4 million for the year ended December 31, 2011, an increase of $65.4 million, with 102% and 111% year-over-year growth in license and maintenance and services revenues, respectively. Total revenues growth was attributable to the increased demand for our products and services from new and existing customers. For example, we added over 3,300 customer accounts in the year ended December 31, 2012. License revenues increased $45.5 million from the year ended December 31, 2011 to the year ended December 31, 2012 as we continued to increase sales both domestically and internationally. The increase in license revenues was a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 17% for the year ended December 31, 2012 from 16% for the year ended December 31, 2011.

Cost of Revenues and Gross Margin

	Year Ended December 31,			2012 to 2013% Change	2011 to 2012 % Change
	2013	2012	2011
Cost of revenues	(dollars in thousands)
License	$740	$305	$213	142.6%	43.2%
Maintenance and services	17,784	10,057	2,800	76.8%	259.2%
Total cost of revenues	$18,524	$10,362	$3,013	78.8%	243.9%

	Year Ended December 31,
	2013	2012	2011
Gross Margin
License	99.5%	99.7%	99.5%
Maintenance and services	75.5%	73.4%	84.4%
Total gross margin	92.0%	91.9%	95.2%

Year ended December 31, 2013 compared to December 31, 2012. Total cost of revenues was $18.5 million for the year ended December 31, 2013 compared to $10.4 million for the year ended December 31, 2012, an increase of $8.2 million. This increase was primarily due to the increased cost of providing maintenance and services to our expanding customer base. The $7.7 million increase in cost of maintenance and services revenues from the year ended December 31, 2012 to the year ended December 31, 2013 was primarily related to an increase in compensation expense of $4.4 million due to increased headcount, $1.6 million in facilities and allocated overhead costs, $1.0 million in contract service professional fees, and $0.8 million in travel expenses. Our total number of technical support and services headcount increased to 138 employees as of December 31, 2013 from 76 employees as of December 31, 2012. Total gross margin remained relatively flat in the year ended December 31, 2013 compared to the year ended December 31, 2012.

Year ended December 31, 2012 compared to December 31, 2011. Total cost of revenues was $10.4 million for the year ended December 31, 2012 compared to $3.0 million for the year ended December 31, 2011, an increase of $7.3 million. This increase was primarily due to the increased cost of providing maintenance and services to our expanding customer base. The $7.3 million increase in cost of maintenance and services revenues from the year ended December 31, 2011 to the year ended December 31, 2012 was primarily related to an increase in compensation expense of $4.1 million due to increased headcount, $1.6 million in facilities and allocated overhead costs, and $0.8 million in professional service fees. Our total number of technical support and services headcount increased to 76 employees as of December 31, 2012 from 25 employees as of December 31, 2011. Total gross margin decreased by approximately three percentage points for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to increased investment in our technical support and services organization for personnel and other costs to support our expanded customer base.

Operating Expenses

	Year Ended December 31,			2012 to 2013% Change	2011 to 2012 % Change
	2013	2012	2011
Operating expenses	(dollars in thousands)
Sales and marketing	$123,573	$62,333	$30,363	98.2%	105.3%
Research and development	60,769	33,065	18,387	83.8%	79.8%
General and administrative	25,905	17,715	6,679	46.2%	165.2%
Total operating expenses	$210,247	$113,113	$55,429	85.9%	104.1%

	Year Ended December 31,
	2013	2012	2011
Operating expenses	(as a percentage of total revenues)
Sales and marketing	53.2%	48.8%	48.7%
Research and development	26.1%	25.9%	29.5%
General and administrative	11.2%	13.9%	10.7%
Total operating expenses	90.5%	88.6%	88.9%

Sales and Marketing

Year ended December 31, 2013 compared to December 31, 2012. Sales and marketing expenses were $123.6 million for the year ended December 31, 2013 compared to $62.3 million for the year ended December 31, 2012, an increase of $61.2 million. This increase was primarily due to an increase in compensation expense of $45.1 million resulting from increased sales headcount as we expanded our sales organization both domestically and internationally, as well as commissions on increased customer orders. Our sales and marketing headcount increased to 534 employees as of December 31, 2013 compared to 321 employees as of December 31, 2012. The remainder of the increase was primarily attributable to a $7.2 million increase in facilities and allocated overhead costs, $4.9 million in additional marketing costs, and $3.8 million in additional travel and entertainment costs.

Year ended December 31, 2012 compared to December 31, 2011. Sales and marketing expenses were $62.3 million for the year ended December 31, 2012 compared to $30.4 million for the year ended December 31, 2011 an increase of $32.0 million. This increase was primarily due to an increase in compensation expense of $22.2 million resulting from increased sales headcount as we expanded our sales organization both domestically and internationally, as well as commissions on increased customer orders. Our sales and marketing headcount increased to 321 employees as of December 31, 2012 compared to 137 employees as of December 31, 2011. The remainder of the increase was primarily attributable to a $3.0 million increase in marketing costs, $2.9 million in additional travel and entertainment costs and $2.4 million in additional facilities and allocated overhead costs in 2012 as compared to 2011.

Research and Development

Year ended December 31, 2013 compared to December 31, 2012. R&D expenses were $60.8 million for the year ended December 31, 2013 compared to $33.1 million for the year ended December 31, 2012 an increase of $27.7 million. This increase was primarily due to an increase in compensation expense of $23.0 million resulting from increased headcount as part of our focus on further developing and enhancing our products, and $3.8 million in facilities and allocated overhead costs. Our research and development headcount increased to 329 employees as of December 31, 2013 compared to 205 employees as of December 31, 2012.

Year ended December 31, 2012 compared to December 31, 2011. R&D expenses were $33.1 million for the year ended December 31, 2012 compared to $18.4 million for the year ended December 31, 2011 an increase of $14.7 million. This increase was primarily due to an increase in compensation expense of $12.2 million resulting from increased headcount as part of our focus on further developing and enhancing our products, and $1.9 million in facilities and allocated overhead costs. Our research and development headcount increased to 205 employees as of December 31, 2012 compared to 108 employees as of December 31, 2011.

General and Administrative

Year ended December 31, 2013 compared to December 31, 2012. General and administrative expenses were $25.9 million for the year ended December 31, 2013 compared to $17.7 million for the year ended December 31, 2012, an increase of $8.2 million. This increase was primarily due to an increase in compensation expense of $4.5 million resulting from increased headcount to support our overall growth. Our general and administrative headcount increased to 78 employees at December 31, 2013 compared to 59 employees as of December 31, 2012. The remainder of the increase was primarily attributable to $3.7 million in accounting, legal, insurance, and recruiting expenses to support growth in our business as well as costs associated with becoming a public company and $1.3 million in allocated overhead cost. The increase was partially offset by $1.9 million for the establishment of a donor-advised charitable foundation operating as the Tableau Foundation in 2012.

Year ended December 31, 2012 compared to December 31, 2011. General and administrative expenses were $17.7 million for the year ended December 31, 2012 compared to $6.7 million for the year ended December 31, 2011, an increase of $11.0 million. This increase was primarily due to an increase in compensation expense of $4.4 million resulting from increased headcount to support our overall growth. Our general and administrative headcount increased to 59 employees at December 31, 2012 compared to 36 employees as of December 31, 2011. The increase was also attributable to $1.8 million in accounting, legal, insurance, and recruiting expenses to support growth in our business, $1.2 million in facilities and allocated overhead costs, and additional costs incurred in preparation for our initial public offering. The remainder of the increase was primarily due to $1.9 million of expense related to the establishment of a donor-advised charitable foundation operating as the Tableau Foundation.

Other Expense, Net

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Other expense, net	$(804)	$(54)	$(16)

Other expense, net increased due to losses associated with foreign currency transactions.

Income Tax Expense (Benefit)

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Income tax expense (benefit)	$(4,211)	$2,777	$523
Effective tax rate	(147.0)%	66.1%	13.4%

Year ended December 31, 2013 compared to December 31, 2012. For the year ended December 31, 2013 and 2012, our effective tax rates were (147.0)% and 66.1%.The decrease was due to the increase of the R&D tax credit generated in 2013 of $6.8 million and the 2012 amount recorded in 2013 due to the retroactive enactment of the federal tax credit under the 2012 Taxpayer Relief Act of $1.0 million. The impact of the increase of the R&D tax credit was partially offset by an increase to non-deductible stock-based compensation expense of $0.6 million and meals and entertainment expense of $0.4 million, as well as an unfavorable foreign tax rate differential.

Year ended December 31, 2012 compared to December 31, 2011. Our provision for income taxes and effective income tax rate both increased from 2011 to 2012, as a result of the release of the valuation allowance in

2011, increased non-deductible stock-based compensation expense in 2012 and the expiration of the federal R&D tax credit at the end of 2011. The provision for income tax also increased as a result of the growth in net income before provision for income taxes in 2012. As of December 31, 2012, we had fully utilized all available federal net operating loss and R&D tax credits.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash flows generated by operations and to a lesser extent the sale of preferred stock. In May 2013, we closed our IPO in which we sold 6,230,000 shares of Class A common stock and the selling stockholders sold 3,200,000 shares of Class A common stock at an offering price of $31.00 per share. We received proceeds of approximately $177.0 million from the IPO, net of underwriters’ discounts and commissions and offering expenses.
As of December 31, 2013, we had cash and cash equivalents totaling $252.7 million, accounts receivable, net of $61.2 million and $227.9 million of working capital.
The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	December 31,	December 31,
	2013	2012
	(in thousands)
Cash and cash equivalents	$252,674	$39,302

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$37,725	$14,239	$12,883
Net cash used in investing activities	(17,607)	(7,036)	(4,930)
Net cash provided by (used in) financing activities	193,221	1,876	(341)
Effect of exchange rate changes	33	—	—
Net increase in cash and cash equivalents	$213,372	$9,079	$7,612
Cash and Cash Equivalents
As of December 31, 2013, our cash and cash equivalents were held for working capital purposes, a majority of which was held in cash deposits and money market funds. We intend to increase our capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $37.7 million for the year ended December 31, 2013, as a result of net income of $7.1 million, which included stock-based compensation expense and other non-cash charges of $13.0 million and a net change of $17.6 million in our operating assets and liabilities. The increase in our operating assets and liabilities was primarily attributable to a $34.7 million increase in deferred revenue and a $19.0 million increase in accounts payable and other accrued liabilities, partially offset by a $30.5 million increase in accounts receivable, a $4.8 million increase in prepaid expenses, and a $1.0 million increase in income taxes receivable. The increase in deferred revenue was primarily due to increased maintenance agreement sales. The increase in accounts payable, other accrued liabilities and prepaid expenses was primarily related to the overall growth of the business. The increase in accounts receivable was primarily due to increased license and maintenance agreement sales. The increase in income taxes receivable was primarily related to our tax benefit in the year ended December 31, 2013.
Net cash provided by operating activities was $14.2 million for the year ended December 31, 2012, as a result of net income of $1.4 million, which included depreciation, stock-based compensation expense and other non-cash charges of $9.4 million and a net change of $3.3 million in our operating assets and liabilities. The increase in our operating assets and liabilities was primarily attributable to a $15.4 million increase in deferred revenue and a $8.2 million increase in accrued liabilities, partially offset by a $17.6 million increase in accounts receivable. The increase in deferred revenue was primarily due to increased maintenance agreement sales. The increase in accounts receivable was primarily due to increased license and maintenance agreement sales. The increase in accrued liabilities was due to the growth in our business and increased headcount.
    Net cash provided by operating activities was $12.9 million in the year ended December 31, 2011, as a result of net income of $3.4 million, which included depreciation, stock-based compensation expense and other non-cash charges of $3.9 million, and a net increase of $5.6 million in our operating assets and liabilities. The increase in our operating assets and liabilities was primarily attributable to a $10.5 million increase in deferred revenue and a $5.3 million increase in accounts payable and accrued liabilities, partially offset by a $9.4 million increase in accounts receivable. The increase in deferred revenue was primarily due to increased maintenance agreement sales. The increase in accounts receivable was primarily due to increased license and maintenance agreement sales. The increase in accrued liabilities was due to the growth in our business and increased headcount.
Investing Activities
Cash outflows for investing activities for the year ended December 31, 2013, 2012 and 2011 were $17.6 million, $7.0 million and $4.9 million, respectively. The cash used for these periods was primarily attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Cash inflows (outflows) from our financing activities for the year ended December 31, 2013, 2012 and 2011 were $193.2 million, $1.9 million and $(0.3) million, respectively. For the year ended December 31, 2013, cash provided by financing activities was primarily due to the $177.0 million net proceeds from our IPO. In addition, for the years ended December 31, 2013 and 2012, cash provided by financing activities attributable to proceeds and excess tax benefits from the exercise of stock options was $16.2 million and $2.1 million, respectively. For 2011, cash outflows were attributable to cash paid to repurchase shares of our common stock and payments on capital lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Obligations and Commitments
As of December 31, 2013, our principal obligations consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2020. The following table represents our operating lease obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Lease Obligations (1)	$19,692	$6,484	$7,868	$4,057	$1,283

(1)
In 2013, we had approximately $0.1 million of recorded liabilities pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. As we are unable to make reasonably reliable estimates of the timing of any cash payments to the tax authorities as a result of future settlements, these obligations are not included in the table. See Note 4 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional information on our uncertain tax positions.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to financial market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.
Interest Rate Risk
We had cash and cash equivalents of $252.7 million as of December 31, 2013. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenues are generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Currently, the portion of our results of operations and cash flows denominated in foreign currency is not significant and therefore, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements. To date, we have not engaged in any foreign currency hedging strategies. As our international operations grow, we plan to generate revenues in foreign currencies and we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Inflation
We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three fiscal years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLEAU SOFTWARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Tableau Software, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Tableau Software, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012 and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 27, 2014

TABLEAU SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$252,674	$39,302
Accounts receivable, net	61,158	30,752
Prepaid expenses and other current assets	7,180	2,789
Income taxes receivable	2,033	1,072
Deferred income taxes	9,136	2,246
Total current assets	332,181	76,161
Property and equipment, net	21,338	10,346
Deferred income taxes	589	66
Deposits and other assets	819	419
Total assets	$354,927	$86,992
Liabilities, convertible preferred stock and stockholders' equity
Current liabilities
Accounts payable	$2,178	$2,176
Accrued liabilities	8,456	4,471
Accrued compensation and employee related benefits	27,187	13,170
Income taxes payable	178	129
Deferred revenue	66,290	31,984
Total current liabilities	104,289	51,930
Deferred income taxes	—	1,353
Deferred revenue	3,264	2,423
Other long-term liabilities	2,714	1,312
Total liabilities	110,267	57,018
Commitments and contingencies (Note 8)
Convertible preferred stock
Series B convertible preferred stock, par value $0.0001 per share, no shares authorized as of December 31, 2013 and 7,000,000 shares authorized as of December 31, 2012; issued and outstanding, no shares as of December 31, 2013 and 6,585,153 shares as of December 31, 2012	—	15,007
Series A convertible preferred stock, par value $0.0001 per share, no shares authorized as of December 31, 2013 and 10,831,164 shares authorized as of December 31, 2012; issued and outstanding, no shares as of December 31, 2013 and 10,831,164 shares as of December 31, 2012	—	5,024
Total convertible preferred stock	—	20,031
Stockholders’ equity
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized as of December 31, 2013 and no shares authorized as of December 31, 2012; issued and outstanding, no shares as of December 31, 2013 or December 31, 2012	—	—
Class B common stock, par value $0.0001 per share – authorized, 75,000,000 shares as of December 31, 2013 and December 31, 2012; issued and outstanding, 33,421,033 and 34,317,137 shares as of December 31, 2013 and December 31, 2012, respectively	4	4
Class A common stock, par value $0.0001 per share – authorized, 750,000,000 shares as of December 31, 2013 and 75,000,000 shares as of December 31, 2012; 28,777,653 shares issued and outstanding as of December 31, 2013, no shares issued and outstanding as of December 31, 2012	3	—
Additional paid-in capital	239,406	11,698
Accumulated other comprehensive loss	(71)	(1)
Retained earnings (accumulated deficit)	5,318	(1,758)
Total stockholders’ equity	244,660	9,943
Total liabilities, convertible preferred stock and stockholders’ equity	$354,927	$86,992

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Revenues
License	$159,930	$89,883	$44,414
Maintenance and services	72,510	37,850	17,946
Total revenues	232,440	127,733	62,360
Cost of revenues
License	740	305	213
Maintenance and services	17,784	10,057	2,800
Total cost of revenues (1)	18,524	10,362	3,013
Gross profit	213,916	117,371	59,347
Operating expenses
Sales and marketing (1)	123,573	62,333	30,363
Research and development (1)	60,769	33,065	18,387
General and administrative (1)	25,905	17,715	6,679
Total operating expenses	210,247	113,113	55,429
Operating income	3,669	4,258	3,918
Other expense, net	(804)	(54)	(16)
Income before income tax expense (benefit)	2,865	4,204	3,902
Income tax expense (benefit)	(4,211)	2,777	523
Net income	$7,076	$1,427	$3,379

Net income per share attributable to common stockholders:
Basic	$0.14	$0.00	$0.04
Diluted	$0.12	$0.00	$0.04

Weighted average shares used to compute net income per share attributable to common stockholders
Basic	50,564	33,744	33,008
Diluted	59,092	39,652	39,431

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2013	2012	2011

Cost of revenues	$473	$107	$22
Sales and marketing	5,429	1,394	565
Research and development	5,832	2,115	628
General and administrative	2,723	1,180	233
Total stock-based compensation expense	$14,457	$4,796	$1,448

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$7,076	$1,427	$3,379
Other comprehensive loss:
Foreign currency translation	(70)	(1)	—
Comprehensive income	$7,006	$1,426	$3,379

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(in thousands, except share information)
Balances as of December 31, 2010	17,416,317	$20,031	32,979,881	$3	$1,671	$—	$(6,564)	$(4,890)
Issuance of common stock upon exercise of stock options	—	—	155,968	1	84	—	—	85
Stock-based compensation expense	—	—	—	—	1,448	—	—	1,448
Excess tax benefit from stock-based compensation	—	—	—	—	9	—	—	9
Repurchase of common stock	—	—	(51,000)	—	(308)	—	—	(308)
Net income	—	—	—	—	—	—	3,379	3,379
Balances as of December 31, 2011	17,416,317	20,031	33,084,849	4	2,904	—	(3,185)	(277)

Issuance of common stock upon exercise of stock options	—	—	1,082,288	—	606	—	—	606
Stock-based compensation expense	—	—	—	—	4,796	—	—	4,796
Excess tax benefit from stock-based compensation	—	—	—	—	1,541	—	—	1,541
Donation of common shares	—	—	150,000	—	1,851	—	—	1,851
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	1,427	1,427
Balances as of December 31, 2012	17,416,317	20,031	34,317,137	4	11,698	(1)	(1,758)	9,943
Proceeds from public offering, net of underwriters' discount	—	—	6,230,000	1	176,974	—	—	176,975
Conversion of preferred stock to common stock	(17,416,317)	(20,031)	17,416,317	1	20,030	—	—	20,031
Issuance of common stock upon exercise of stock options and warrants	—	—	4,235,232	1	10,522	—	—	10,523
Stock-based compensation expense	—	—	—	—	14,457	—	—	14,457
Excess tax benefit from stock-based compensation	—	—	—	—	5,725	—	—	5,725
Other comprehensive loss	—	—	—	—	—	(70)	—	(70)
Net income	—	—	—	—	—	—	7,076	7,076
Balances as of December 31, 2013	—	$—	62,198,686	$7	$239,406	$(71)	$5,318	$244,660

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Operating activities
Net income	$7,076	$1,427	$3,379
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	6,850	3,847	2,096
Provision for doubtful accounts	487	172	114
Stock-based compensation expense	14,457	4,796	1,448
Excess tax benefit from stock-based compensation	(5,725)	(1,541)	(9)
Deferred taxes	(3,052)	301	290
Donation of common stock to Tableau Foundation	—	1,851	—
Changes in operating assets and liabilities
Accounts receivable	(30,488)	(17,567)	(9,420)
Prepaid expenses, deposits and other assets	(4,758)	(1,585)	(973)
Income taxes receivable	(961)	(1,072)	—
Deferred revenue	34,740	15,421	10,514
Accounts payable and accrued liabilities	19,037	8,240	5,264
Income taxes payable	62	(51)	180
Net cash provided by operating activities	37,725	14,239	12,883
Investing activities
Purchase of property and equipment	(17,607)	(7,036)	(4,930)
Net cash used in investing activities	(17,607)	(7,036)	(4,930)
Financing activities
Proceeds from public offering, net of underwriters' discount and offering costs	176,974	—	—
Payment on capital lease obligations	—	—	(127)
Proceeds from issuance of common stock upon exercise of stock options	10,522	606	85
Payments to repurchase common stock	—	—	(308)
Deferred initial public offering costs	—	(271)	—
Excess tax benefit from stock-based compensation	5,725	1,541	9
Net cash provided by (used in) financing activities	193,221	1,876	(341)
Effect of exchange rate changes on cash and cash equivalents	33	—	—
Net increase in cash and cash equivalents	213,372	9,079	7,612
Cash and cash equivalents
Beginning of period	39,302	30,223	22,611
End of period	$252,674	$39,302	$30,223

Supplemental Information
Conversion of preferred stock to common stock	$20,031	$—	$—
Accrued purchases of property and equipment	2,469	2,302	709
Cash paid for income taxes	367	3,111	60
Deferred initial public offering cost accruals	—	66	—

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Tableau Software, Inc. (the “Company”, "we", "us" or "our"), a Delaware corporation, and its wholly-owned subsidiaries are headquartered in Seattle, Washington. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently make four key products; Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a cloud-based hosted version of Tableau Server; and Tableau Public, a free cloud-based platform for analyzing and sharing public data.
Note 2. Summary of Significant Accounting Policies
Accounting Principles

The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Principles of Consolidation

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

Foreign Currency

The financial statements of our foreign subsidiaries with a functional currency other than U.S. dollars have been translated into U.S. dollars. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period-end. Income statement amounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income (loss). Gains and losses on foreign currency transactions are included in income. Losses attributable to foreign currency transactions were $0.9 million for the year ended December 31, 2013 and were not significant during the years ended December 31, 2012 and 2011.

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

We use click-through license agreements, signed agreements and purchase orders as evidence of an arrangement. We deliver all of our software electronically. Electronic delivery occurs when we provide the customer with access to the software and license key via a secure portal. We assess whether the fee is fixed or determinable at the outset of the arrangement. Our typical terms of payment are due 30 days from delivery. We assess collectability based on a number of factors such as collection history and creditworthiness of the customer. If we determine that collectability is not probable, revenue is deferred until collectability becomes probable, generally upon receipt of cash.

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

Maintenance agreements consist of fees for providing software updates on a when and if available basis and technical support for software products (“post-contract support” or “PCS”) for an initial term, generally one year. We have established VSOE of the fair value for maintenance on perpetual licenses based on stated substantive renewal rates or the price when sold on a standalone basis. Stated renewal rates are considered to be substantive if they are at least 15% of the actual price charged for the software license. VSOE of the fair value for standalone sales is considered to have been established when a substantial majority of individual sales transactions within the previous 12 months period fall within a reasonably narrow range, which we have defined to be plus or minus 15% of the median sales price of actual standalone sales transactions.

License arrangements may include professional services and training. In determining whether professional services and training revenues should be accounted for separately from license revenues, we evaluate whether such services are considered essential to the functionality of the software using factors such as the nature of the software products; whether they are ready for use by the customer upon receipt; the nature of the services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenues coincides with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the software license fee.

Revenues related to training are billed on a fixed fee basis and accordingly recognized as training services are delivered. Payments received in advance of services performed are deferred and recognized when the related services are performed.

To date, professional services have not been considered essential to the functionality of the software. The VSOE of fair value of our professional services and training is based on the price for these same services when they are sold separately. Revenues related to professional services are billed on a time and materials basis and, accordingly, are recognized as the services or training are performed.

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

Risks and Uncertainties

Inherent in our business are various risks and uncertainties, including our limited operating history and development of advanced technologies in a rapidly changing industry. These risks include our ability to manage our rapid growth and our ability to attract new customers and expand sales to existing customers, as well as other risks and uncertainties. In the event that we do not successfully implement our business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in our capital stock may not be recoverable. Our success depends upon the acceptance of our technology, development of sales and distribution channels, and our ability to generate significant revenues from the use of its technology.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. We maintain cash and cash equivalent balances which exceed the insured limits by the Federal Deposit Insurance Corporation.

Accounts Receivable

Accounts receivable consist of amounts billed currently due from customers. Our accounts receivable are subject to collection risk. Our gross accounts receivable is reduced for this risk by a provision for doubtful accounts. This provision is for estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors. We look at factors such as past collection experience, credit quality of the customer, age of the receivable balance, and current economic conditions. These factors are reviewed to determine whether a provision for doubtful accounts should be recorded to reduce the receivable balance to the amount believed to be collectible.

Activity related to our provision for doubtful accounts was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Balance at the beginning of the period	$307	$135	$21
Bad debt expense	789	321	133
Accounts written off	(291)	(149)	(19)
Balance at the end of the period	$805	$307	$135

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the consolidated statements of operations. Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets in accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Such impairment is recognized in the event the carrying value of such assets exceeds their fair value. If the carrying value of the net assets assigned exceeds the fair value of the assets, then the second step of the impairment test is performed in order to determine the implied fair value. No impairment of long-lived assets occurred in the periods presented.

Fair Value

We establish fair value of our assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and using a fair value hierarchy based on the inputs used to measure fair value. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash equivalents, accounts receivable, accounts payable, and accrued and other current liabilities, due to their short-term nature.

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

We capitalize certain costs relating to software acquired, developed, or modified solely to meet our internal requirements and for which there are no substantive plans to market the software. To date, we have not capitalized any such costs.

Intangible Asset Costs

Costs related to filing and pursuing patent and trademark applications are expensed as incurred, as recoverability of such expenditures is uncertain. These intangible asset-related legal costs are reported as a component of general and administrative expenses.

Advertising Expenses

We have expensed all advertising costs as incurred and classify these costs as sales and marketing expenses. Advertising expenses for the years ended December 31, 2013, 2012 and 2011 were $4.9 million, $3.0 million, and $1.7 million, respectively.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the IPO, were capitalized and included in deposits and other noncurrent assets in the consolidated balance sheets. The deferred offering costs were offset against our IPO proceeds upon the closing of our IPO. There were $0.3 million of capitalized deferred offering costs as of December 31, 2012, and no similar costs as of December 31, 2013.

Income Taxes

Our deferred tax assets are determined based on temporary differences between the financial reporting and income tax basis of assets and liabilities and are measured using the tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized.

We determine whether our uncertain tax positions are more likely than not to be sustained upon examination based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer’s financial condition and generally collateral is not required. As of December 31, 2013, no individual customer accounted for 10% or more of total accounts receivable. As of December 31, 2012, one customer accounted for 10% or more of total accounts receivable. For the years ended December 31, 2013, 2012 and 2011, no individual customer represented 10% or more of our total revenues.

Stock-Based Compensation

Compensation expense related to stock-based transactions, including employee and non-employee director stock option and restricted stock unit (“RSU”) awards, is measured and recognized in the financial statements based on fair value. The fair value of each RSU award is based on the number of shares subject to the RSU grant and the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant.

The fair value of each stock option award is determined at the date of grant by applying the Black-Scholes option pricing model. This model utilizes the estimated value of our underlying Class A common stock and Class B common stock (together, “common stock”) at the measurement date, the expected or contractual term of the option, the expected volatility of our common stock, risk-free interest rates and expected dividend yield of our common stock. Prior to our initial public offering in May 2013, because our stock was not publicly traded we estimated the fair value of our common stock. Our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. The factors included, but were not limited to: (i) contemporaneous third-party valuations of our common stock; (ii) the prices, rights, preferences and privileges of our preferred stock that was then outstanding relative to those of our common stock; (iii) the lack of marketability of our common stock; (iv) our actual operating and financial results; (v) current business conditions and projections; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or merger or acquisition, given prevailing market conditions. After the completion of our initial public offering, our common stock has been valued by reference to the closing price of our Class A common stock on the New York Stock Exchange.

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

We have elected to compute the timing of excess tax benefits from the exercise of stock options and the vesting and settlement of RSUs under the “with-and-without” approach. Under this approach, we will not record an excess tax benefit until such time as a cash tax benefit is recognized. We include the impact of the excess tax benefits in the calculation of certain tax attributes such as the research and development ('R&D") tax credit and do not prepare separate computations considering the cascading impacts of the excess tax deduction. We compute the pool of excess tax benefits available to offset any future shortfalls in the tax benefits actually realized as a single pool for employees and non-employees.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists, or ASU 2013-11. ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. ASU 2013-11 is effective for public calendar year end companies for the first quarter of 2014, and applied prospective with early adoption permitted.  As of December 31, 2013, we have elected early adoption and have presented $3.4 million of unrecognized tax benefit as a reduction to deferred income tax assets in our consolidated balance sheet.

As an “emerging growth company”, the Jumpstart Our Business Startups Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

Note 3. Balance Sheet Detail
Property and equipment, net consisted of the following:

	Useful Life	December 31,
	(in months)	2013	2012
		(in thousands)
Computer equipment and software	36-60	$24,840	$14,642
Furniture and fixtures	36	2,820	1,578
Leasehold improvements	5-82	7,792	2,053
Work in progress		80	—
		35,532	18,273
Less: Accumulated depreciation and amortization		(14,194)	(7,927)
		$21,338	$10,346
Depreciation and amortization expense was approximately $6.9 million, $3.8 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Accrued compensation and other employee related benefits consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Accrued commissions	$11,215	$6,609
Accrued bonuses	6,644	3,443
Accrued vacation	4,773	2,220
Other accrued compensation and employee related benefits	4,555	898
Total	$27,187	$13,170

Note 4. Income Taxes

The components of our income before the provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
United States	$2,182	$3,781	$3,749
International	683	423	153
Total	$2,865	$4,204	$3,902

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
United States	$(4,704)	$2,694	$497
International	493	83	26
Total	$(4,211)	$2,777	$523
The provision (benefit) for current and deferred income taxes consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current
Federal	$3,732	$3,403	$—
State	741	480	200
Foreign	531	134	42
Total current provision	5,004	4,017	242
Deferred
Federal	(8,772)	(1,050)	343
State	(404)	(139)	(46)
Foreign	(39)	(51)	(16)
Total deferred provision (benefit)	(9,215)	(1,240)	281
Total provision (benefit)	$(4,211)	$2,777	$523
The effective tax rate in 2013 is (147.0)% compared to 66.1% in 2012. The decrease was due to the increase of the research and development ("R&D") tax credit generated in 2013 of $6.8 million and the 2012 amount recorded in 2013 due to the retroactive enactment of the federal tax credit under the 2012 Taxpayer Relief Act of $1.0 million. The impact of the increase of the R&D tax credit was partially offset by an increase to non-deductible stock-based compensation expense of $0.6 million and meals and entertainment expense of $0.4 million, as well as an unfavorable foreign tax rate differential.

A reconciliation of the U.S federal statutory income tax rate to the effective income tax rate for each year is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Income tax provision at statutory rate	$1,003	$1,471	$1,366
State taxes, net of federal tax benefit	67	134	70
Impact of foreign income taxes	131	(52)	(22)
Research and development and other credits	(7,840)	(32)	(553)
Non-deductible stock-based compensation	1,845	1,209	499
Non-deductible meals and entertainment	582	178	89
Reversal of valuation allowance	—	—	(950)
Other, net	1	(131)	24
Total provision (benefit) for income taxes	$(4,211)	$2,777	$523
The tax effects of temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Deferred income tax assets
Tax credit carryforwards	$3,718	$—
Stock based compensation	2,049	521
Accrued compensation	5,187	2,109
Deferred revenue	942	1,055
Other	227	114
Total deferred income tax assets	12,123	3,799
Deferred income tax liabilities
Depreciation and amortization	914	2,125
Prepaid assets	1,484	715
Total deferred income tax liabilities	2,398	2,840
Net deferred income tax assets	$9,725	$959

The above schedule includes short-term and long-term deferred income tax assets and liabilities. In our consolidated balance sheet, we presented all current deferred income tax assets and liabilities within the same tax jurisdiction as a single amount. Long-term deferred income tax assets and liabilities are presented using the same methodology.
We determine our deferred income tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. In addition, we record deferred tax assets for net operating loss ("NOL")carryforwards and tax credit carryovers. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Prior to 2011, we provided a valuation allowance against our U.S. federal and state net deferred tax assets, however, in the quarter ended December 31, 2011, we concluded that it was more likely than not that the deferred income tax assets would be realized and released our entire valuation allowance of $1.0 million. Currently, we believe that it is more likely than not that the Company will realize its current and long-term deferred tax assets as a result of future taxable income. Significant factors we considered in determining the probability of the realization of the deferred income tax assets include expected future earnings, the Company’s historical operating results and the reversal of deferred income tax liabilities. Accordingly, no valuation allowance has been recorded on the deferred income tax assets. If we were to determine we are not able to realize all or part of our net deferred income tax assets in the future, we would record a valuation allowance on such net deferred income tax assets with a corresponding increase in expense in the period such determination was made.
NOL carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred income tax assets. To the extent such NOL carryforwards are utilized, we will increase stockholders' equity. At December 31, 2013, for income tax return purposes we have gross federal and state NOL carryforwards totaling $201.9 million and R&D tax credit carryforwards totaling $12.8 million. These carryforwards may be subject to limitations under the Internal Revenue Code and applicable state tax law. If not utilized, a portion of the carryfowards will begin to expire in 2024.
Of the excess stock based compensation NOLs generated in 2013, the Company plans to carry back deductions of $10.4 million for U.S. federal income tax purposes to the 2012 tax year. This carry back should result in a federal tax refund of $1.9 million.
We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. In general, the tax years for U.S. federal and state income tax purposes, that remain open for examination are for 2005 and forward due to its operating loss carryforwards.
Income tax expense includes U.S. and international income taxes. Except as required under U.S. tax law, we do not provide for U.S. income taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed, because we intend to invest such undistributed earnings indefinitely outside of the U.S. Undistributed earnings of foreign subsidiaries that are indefinitely invested outside the U.S. were approximately $0.6 million at December 31, 2013. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
We have reserves for taxes to address potential exposures involving tax positions that we believe could be challenged by taxing authorities even though we believe the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, such as clarification of tax law by administrative or judicial means, may occur and would require us to increase or decrease our reserves and effective income tax rate.
The total gross amount of unrecognized tax benefits was $3.4 million, $0.4 million, and $0.4 million as of December 31, 2013, 2012 and 2011, respectively. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained. To the extent that any uncertain tax positions are resolved in our favor, it may have a positive impact on our effective income tax rate. We do not expect any material decrease on our unrecognized tax position within the next twelve months. The table below shows the gross changes in our unrecognized tax position.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Balance, beginning of period	$448	$448	$264
Gross increases to tax positions related to prior periods	5	—	—
Gross decreases to tax positions related to prior periods	(153)	—	—
Gross increases related to current tax positions	3,141	—	184
Gross decreases related to current tax positions	—	—	—
Balance, end of period	$3,441	$448	$448

We recognize interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No penalties and interest were recognized or accrued for at December 31, 2013, 2012 and 2011.

Note 5. Convertible Preferred Stock

As of December 31, 2012, we had the following convertible preferred stock outstanding:

	Shares Authorized	Shares Issued and Outstanding	Carrying Amount	Aggregate Liquidation Preference	Issuance Price Per Share
	(in thousands, except for share amounts)
Series A Preferred	10,831,164	10,831,164	$5,024	$5,091	$0.47
Series B Preferred	7,000,000	6,585,153	15,007	15,080	2.29
Total	17,831,164	17,416,317	$20,031	$20,171

All of our convertible preferred stock automatically converted into shares of Class B common stock upon the closing of our IPO in May 2013. As of December 31, 2013, we have no preferred stock outstanding. Significant terms of Series A and B convertible preferred stock prior to our IPO were as follows:

Voting

Each holder of preferred stock was entitled to vote on all matters and was entitled to that number of votes equal to the number of votes that would be accorded to the number of shares of Class B common stock into which such holder’s preferred stock could be converted.

Dividends

The holders of preferred stock were entitled to receive noncumulative dividends prior to and in preference to any dividends to common stockholders, at a rate of $0.1374 and $0.0282 per share per annum on each outstanding share of Series B and Series A preferred stock, respectively, as and when declared by the board of directors. The dividend price per share was subject to adjustment for stock splits, stock dividends and reclassification. To date, we have not declared or paid dividends.

Liquidation

In the event of any liquidation, dissolution or winding up of the corporation, including a merger, acquisition in which our capital stock outstanding immediately prior to the transaction represented less than 50% of the outstanding shares of the surviving entity, a transaction or a series of transactions in which more than 50% of our voting power was transferred or a sale of all or substantially all of our assets, the holders of preferred stock were entitled to receive, prior and in preference to any distribution of assets to the holders of common stock, an amount equal to $2.29 for each share of Series B preferred stock and $0.47 for each share of Series A preferred stock held by them plus any declared but unpaid dividends. If our assets were insufficient to permit this payment, then the assets would be distributed ratably among the preferred stockholders. After this distribution, all assets would be ratably distributed to the common stockholders.

The preferred stock agreements contained a provision that, in the event of a change in the control of the Company, would give the holders of the convertible preferred stock the right to receive a cash distribution equal to the liquidation preference on the convertible preferred stock. Due to these redemption characteristics, the convertible preferred stock has been presented as convertible preferred stock within the mezzanine section in the consolidated balance sheets.

Conversion

Each share of preferred stock was convertible at the option of the holder into such number of shares of Class B common stock determined by dividing its stated value by the conversion price at the time of conversion. The conversion price was equal to the original issue price as adjusted for stock splits, stock dividends, recapitalization, mergers, dilutive issuances and other transactions having a similar effect. All shares of preferred stock were automatically converted into shares of Class B common stock upon the closing of our IPO on a 1:1 basis.

Redemption

The convertible preferred stock was not redeemable by us or at the option of the preferred stockholder.

Note 6. Stockholders' Equity
Common Stock
We are authorized to issue 75,000,000 shares of Class B common stock, $0.0001 par value per share, and 750,000,000 shares of Class A common stock, $0.0001 par value per share. Each holder of Class B common stock is entitled to ten votes per share and each holder of Class A common stock is entitled to one vote per share. At its discretion, the board of directors may declare dividends on shares of common stock, subject to the rights of our preferred stockholders, if any. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.
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
Donation to Tableau Foundation

In December 2012, our board of directors approved the establishment of the Tableau Foundation, a donor-advised charitable fund, which included the donation of 150,000 shares of Class B common stock. We recorded a charge of $1.9 million for the value of the donated shares to general and administrative expense for the year ended December 31, 2012 based on the value of our stock at that date. We had no similar expenses in the years ended December 31, 2013 or 2011.
Note 7. Stock-Based Compensation
Our 2004 Equity Incentive Plan (the “2004 Plan”) authorizes the granting of options to purchase shares of Class B common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors. In December 2012, we modified the 2004 Plan to increase the number of shares of Class B common stock authorized thereunder to 26,473,282. Our 2013 Equity Incentive Plan (the “2013 Plan” and, together with the 2004 Plan, the “Plans”), which was a successor to our 2004 Plan, authorizes the granting of options to purchase shares of our Class A common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors. Options granted under the Plans may be incentive or nonstatutory stock options. Incentive stock options may only be granted to employees. The term of each option is stated in the award agreement, but shall be no more than 10 years from the date of grant. The board of directors determines the period over which options and RSUs become vested. Currently, the vesting period for our options and RSUs is typically four years.

A summary of the option activity under the Plans during the year ended December 31, 2013 is presented below:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2012	15,398,221	$4.92
Options granted	1,341,550	23.18
Options exercised	(4,182,114)	2.52
Options canceled	(8,125)	7.00
Options forfeited	(313,132)	8.92
Balances at December 31, 2013	12,236,400	$7.64	7.4	$749,944
Vested and expected to vest at December 31, 2013	11,870,827	$7.50	7.3	$729,272
Exercisable at December 31, 2013	5,786,352	$3.79	6.0	$376,947
The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant. For periods prior to the IPO this value was determined by our board of directors. After the IPO, this value was determined by reference to the closing price of our Class A common stock on the New York Stock Exchange on the date of grant. The weighted-average grant date fair value of stock options granted in 2013, 2012 and 2011 was $10.78, $4.65 and $2.74, respectively. The total fair value of options vested during 2013, 2012 and 2011 was $11.6 million, $3.8 million, and $1.2 million, respectively. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $197.6 million, $7.6 million and $0.8 million, respectively.
We grant RSU awards to our employees, officers and non-employee directors under the provisions of the 2013 Plan. The fair value of an RSU is determined by using the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant. An RSU award entitles the holder to receive shares of the Company’s Class A common stock as the award vests, which is generally based on length of service. The Company's non-vested RSUs do not have nonforfeitable rights to dividends or dividend equivalents.
The following provides a summary of our RSU activity during the year ended December 31, 2013:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU

RSUs outstanding at December 31, 2012	—	$—
RSUs granted	575,350	64.04
RSUs vested	—	—
RSUs forfeited	(1,000)	53.82
Non-Vested outstanding at December 31, 2013	574,350	$64.06

Stock-based compensation expense is amortized on a straight-line basis over the vesting period. As of December 31, 2013, total unrecognized compensation expense, adjusted for estimated forfeitures, related to stock options and unvested RSUs was approximately $65.2 million which is expected to be recognized over a period of 3.3 years.
The number of shares available for equity based awards (including stock options and RSUs) are available for issuance as follows:

Shares Available for Grant
Balance at December 31, 2012	6,907,924
Granted	(1,916,900)
Canceled	8,125
Forfeited	314,132
Balance at December 31, 2013	5,313,281
Valuation Assumptions

All stock-based payments to employees are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the four year vesting period of the award). We estimate the fair value of RSUs granted by using the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant. We estimate the fair value of stock options granted using the Black-Scholes option-valuation model. For the years ended December 31, 2013, 2012 and 2011, the fair value of options was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rates	1.11%	0.69%	1.55%
Expected term	5 years	5 years	5 years
Expected dividends	None	None	None
Expected volatility	46.80%	49.0%	52.1%

The weighted-average, risk-free interest rate is based on the rate for a U.S. Treasury zero coupon issue with a term that approximates the expected life of the option grant at the date closest to the option grant date. The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on actual experience adjusted for expected employee exercise behavior.
For periods prior to our IPO, there was no active external or internal market for our common shares. We lack sufficient historical volatility of our share price, accordingly, we base our volatility on an estimate of similar entities whose share prices are publicly available. We have not paid and do not expect to pay dividends. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. We consider many factors when estimating expected forfeitures, including the types of awards, employee class and historical experience. Forfeitures were estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differed from those estimates. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Common Stock Warrant

In May, 2013, 53,118 shares of Class B common shares were issued (net of 1,049 shares withheld for the exercise price) in conjunction with the exercise of fully-vested warrant to purchase 54,167 shares of our Class B common stock at an exercise price of $0.60 per share.

Note 8. Commitments and Contingencies
Operating Lease Commitments
We conduct our operations in leased facilities under leases expiring at various dates through 2020. We recognize rent expense on a straight-line basis over the defined lease periods. Total rent expense under operating leases was approximately $4.7 million, $2.7 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum lease payments under non-cancellable operating leases as of December 31, 2013 are as follows (in thousands):

Year Ending December 31,
2014	$6,484
2015	4,604
2016	3,264
2017	2,641
2018	1,416
Thereafter	1,283
Total minimum lease payments	$19,692
Our significant lease agreements relate to the global corporate headquarters located in Seattle, Washington, and additional offices located in Austin, Texas; London, United Kingdom; Singapore; and Kirkland, Washington.

Legal Proceedings
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

Note 9. Retirement Plan

We offer a salary deferral 401(k) plan for our U.S. employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows us to make a matching contribution, subject to certain limitations. For the years ended December 31, 2013, 2012 and 2011, we have made no contributions to the plan.

Note 10. Segments and Information about Revenues by Geographic Area
The following table presents our revenues by geographic region of end users who purchased products or services for the periods presented below:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
United States and Canada	$186,725	$106,177	$52,268
International	45,715	21,556	10,092
Total revenues	$232,440	$127,733	$62,360

Substantially all of our long-lived assets are located in the United States as of December 31, 2013 and December 31, 2012.
Note 11. Net Income Per Share
Immediately prior to the closing of our IPO, all outstanding shares of Series A preferred stock and Series B preferred stock were converted to shares of Class B common stock. We issued 6,230,000 shares of Class A common stock in the IPO. In addition, 3,200,000 shares of Class B common stock (including 2,000,000 shares of Class B common stock issued upon the conversion of our preferred stock) held by our existing stockholders were converted into Class A common stock and sold in the IPO. As a result, as of December 31, 2013, Class A and Class B common stock are the only outstanding classes of capital stock of the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each holder of Class B common stock is entitled to 10 votes per share and each share of Class A common stock is entitled to 1 vote per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions.
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

The following table presents the computation of basic and diluted net income per share attributable to common stockholders:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Basic net income attributable to common stockholders:
Net income	$7,076	$1,427	$3,379
Less: Undistributed earnings allocated to participating securities	—	1,210	1,210
Less: Allocation of net income to participating preferred shares - basic	—	74	749
Net income attributable to common stockholders - basic	$7,076	$143	$1,420
Weighted average shares outstanding used to compute basic net income per share	50,564	33,744	33,008
Net income per share attributable to common stockholders - basic	$0.14	$0.00	$0.04

Diluted net income attributable to common stockholders:
Net income	$7,076	$1,427	$3,379
Less: Undistributed earnings allocated to participating securities	—	1,210	1,210
Less: Allocation of net income to participating preferred shares - diluted	—	67	664
Net income attributable to common stockholders - diluted	$7,076	$150	$1,505
Weighted average shares used to compute basic net income per share	50,564	33,744	33,008
Effect of potentially dilutive shares:
Stock awards	8,528	5,877	6,392
Warrants	—	31	31
Weighted average shares used to compute diluted net income per share	59,092	39,652	39,431
Net income per share attributable to common stockholders - diluted	$0.12	$0.00	$0.04

The following shares subject to outstanding awards and convertible preferred shares were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented as their effect would have been antidilutive:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Shares subject to outstanding common stock awards	86	3,642	—
Convertible preferred shares	—	17,416	17,416
Total potentially dilutive shares	86	21,058	17,416

12. Fair Value Measurements

The following table presents the fair value of our financial assets using the fair value hierarchy:

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$238,810	$—	$—	$238,810

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$12,015	$—	$—	$12,015

We have no financial assets or liabilities measured using Level 2 or Level 3 inputs.

Note 13. Quarterly Financial Information (Unaudited)
The following following table contains selected unaudited financial data for each quarter of 2013 and 2012. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec 31, 2013	Sept 30, 2013	June 30, 2013	March 31, 2013	Dec 31, 2012	Sept 30, 2012	June 30, 2012	March 31, 2012
	(in thousands, except per share amounts)
Total revenues	$81,459	$61,079	$49,884	$40,018	$41,806	$32,126	$29,116	$24,685
Gross profit	75,409	56,501	45,538	36,468	38,423	29,317	26,617	23,014
Net income (loss)	11,245	2,441	(2,575)	(4,035)	(1,056)	367	1,059	1,057
Net income (loss) per share attributable to common stockholders:
Basic	$0.18	$0.04	$(0.05)	$(0.12)	$(0.03)	$0.00	$0.01	$0.01
Diluted	$0.16	$0.03	$(0.05)	$(0.12)	$(0.03)	$0.00	$0.01	$0.01

Note 14. Subsequent Events

On February 5, 2014, the Company entered into a lease agreement with annual minimum lease payments of $1.5 million. The initial term of the lease is 10 years. The lease term is expected to begin during August 2014.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.
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
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is incorporated herein by reference to the sections entitled “Executive Officers and Other Executive Management,” “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
Information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and “Director Compensation” in our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated herein by reference to the sections entitled “Transactions With Related Persons” and “Information Regarding the Board of Directors and Corporate Governance Independence of the Board of Directors” in our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 2 — Ratification of Selection of Independent Registered Public Accounting Firm" in our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 15.        EXHIBITS

(a) Exhibits. The following exhibits are included herein or incorporated by reference.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.	8-K	001-35925	3.1	5/23/2013
3.2	Amended and Restated Bylaws of Tableau Software, Inc.	S-1	333-187683	3.4	4/2/2013
4.1.1	Form of Class A Common Stock Certificate.	S-1/A	333-187683	4.1.1	5/23/2013
4.1.2	Form of Class B Common Stock Certificate.	S-1A	333-187683	4.1.2	5/23/2013

4.2	Amended and Restated Investor Rights Agreement, by and among Tableau Software, Inc. and the investors listed on Exhibit A thereto, dated July 27, 2012.	S-1	333-187683	4.2	4/2/2013
10.1†	Tableau Software, Inc. 2004 Equity Incentive Plan.	S-1	333-187683	10.1	4/2/2013
10.2†	Forms of Option Agreement and Option Grant Notice under the 2004 Equity Incentive Plan.	S-1	333-187683	10.2	4/2/2013
10.3†	Tableau Software, Inc. 2013 Equity Incentive Plan.	S-1	333-187683	10.3	4/2/2013
10.4†	Forms of Option Agreement and Option Grant Notice under the 2013 Equity Incentive Plan.	S-1	333-187683	10.4	4/2/2013
10.5†	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2013 Equity Incentive Plan.	10-Q	001-35925	10.1	8/9/2013
10.6†	Tableau Software, Inc. 2013 Employee Stock Purchase Plan.	S-1	333-187683	10.5	4/2/2013
10.7†	Form of Indemnification Agreement made by and between Tableau Software, Inc. and each of its directors and executive officers	S-1	333-187683	10.6	4/2/2013
10.8†	Offer Letter between Tableau Software, Inc. and Christian Chabot, dated April 26, 2013.	S-1/A	333-187683	10.7	5/6/2013
10.9†	Offer Letter between Tableau Software, Inc. and Christopher Stolte, dated April 26, 2013.	S-1/A	333-187683	10.8	5/6/2013
10.10†	Offer Letter between Tableau Software, Inc. and Thomas Walker, dated April 26, 2013.	S-1/A	333-187683	10.9	5/6/2013
10.11†	Offer Letter between Tableau Software, Inc. and Kelly Wright, dated February 10, 2005.	S-1/A	333-187683	10.10	5/6/2013
10.12†	Offer Letter between Tableau Software, Inc. and Elissa Fink, dated June 13, 2007.	S-1/A	333-187683	10.11	5/6/2013
10.13†	Offer Letter between Tableau Software, Inc. and Keenan Conder, dated December 16, 2011.	S-1/A	333-187683	10.12	5/6/2013
10.14†	Form of Conversion Agreement entered into between Tableau Software, Inc. and each of Christian Chabot, Christopher Stolte and Patrick Hanrahan.	S-1	333-187683	10.13	4/2/2013
10.15*	Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated January 14, 2003.	S-1	333-187683	10.14	4/2/2013
10.16	Amendment No. 1 to Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated June 8, 2004.	S-1	333-187683	10.15	4/2/2013

10.17	Sublease Agreement between Cutter & Buck Inc. and Tableau Software, Inc., dated April 19, 2012.	S-1	333-187683	10.16	4/2/2013
10.18	Office Lease Agreement between Michael R. Mastro and Tableau Software, Inc., dated February 19, 2009.	S-1	333-187683	10.17	4/2/2013
10.19	First Amendment to Office Lease Agreement between Michael R. Mastro and Tableau Software, Inc., dated April 3, 2009.	S-1	333-187683	10.18	4/2/2013
10.20	Second Amendment to Office Lease Agreement between BBK Lake View, LLC and Tableau Software, Inc., dated March 24, 2011.	S-1	333-187683	10.19	4/2/2013
10.21	Third Amendment to Office Lease Agreement between BBK Lake View, LLC and Tableau Software, Inc., dated August 22, 2012.	S-1	333-187683	10.20	4/2/2013
10.22†	Form of Change in Control Severance Agreement.	S-1	333-187683	10.21	4/2/2013
21.1	List of subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Presentation Linkbase Document.

†    Indicates management contract or compensatory plan or arrangement.
*    Confidential treatment for portions of this exhibit has been granted by the Securities and Exchange Commission.

**    Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
***    In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, irrespective of any general incorporation language contained in any such filing, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 27th day of February, 2014.

TABLEAU SOFTWARE, INC.
By: /s/ Christian Chabot

Christian Chabot
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christian Chabot, Thomas Walker and Keenan Conder, or each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christian Chabot	Chief Executive Officer, Co-founder and Chairman of the Board (principal executive officer)	February 27, 2014
Christian Chabot

/s/ Thomas E. Walker, Jr.	Chief Financial Officer (principal financial and accounting officer)	February 27, 2014
Thomas E. Walker

Chief Scientist, Co-founder and Director
Patrick Hanrahan

/s/ Christopher Stolte	Chief Development Officer, Co-founder and Director	February 26, 2014
Christopher Stolte

/s/ Forest Baskett	Director	February 25, 2014
Forest Baskett

/s/ Scott Sandell	Director	February 26, 2014
Scott Sandell

/s/ Brooke Seawell	Director	February 25, 2014
Brooke Seawell

/s/ Elliott Jurgensen, Jr.	Director	February 25, 2014
Elliott Jurgensen, Jr.

/s/ John McAdam	Director	February 25, 2014
John McAdam

EXHIBIT INDEX

EXHIBIT INDEX
		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.	8-K	001-35925	3.1	5/23/2013
3.2	Amended and Restated Bylaws of Tableau Software, Inc.	S-1	333-187683	3.4	4/2/2013
4.1.1	Form of Class A Common Stock Certificate.	S-1/A	333-187683	4.1.1	5/23/2013
4.1.2	Form of Class B Common Stock Certificate.	S-1A	333-187683	4.1.2	5/23/2013
4.2	Amended and Restated Investor Rights Agreement, by and among Tableau Software, Inc. and the investors listed on Exhibit A thereto, dated July 27, 2012.	S-1	333-187683	4.2	4/2/2013
10.1†	Tableau Software, Inc. 2004 Equity Incentive Plan.	S-1	333-187683	10.1	4/2/2013
10.2†	Forms of Option Agreement and Option Grant Notice under the 2004 Equity Incentive Plan.	S-1	333-187683	10.2	4/2/2013
10.3†	Tableau Software, Inc. 2013 Equity Incentive Plan.	S-1	333-187683	10.3	4/2/2013
10.4†	Forms of Option Agreement and Option Grant Notice under the 2013 Equity Incentive Plan.	S-1	333-187683	10.4	4/2/2013
10.5†	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2013 Equity Incentive Plan.	10-Q	001-35925	10.1	8/9/2013
10.6†	Tableau Software, Inc. 2013 Employee Stock Purchase Plan.	S-1	333-187683	10.5	4/2/2013
10.7†	Form of Indemnification Agreement made by and between Tableau Software, Inc. and each of its directors and executive officers	S-1	333-187683	10.6	4/2/2013
10.8†	Offer Letter between Tableau Software, Inc. and Christian Chabot, dated April 26, 2013.	S-1/A	333-187683	10.7	5/6/2013
10.9†	Offer Letter between Tableau Software, Inc. and Christopher Stolte, dated April 26, 2013.	S-1/A	333-187683	10.8	5/6/2013
10.10†	Offer Letter between Tableau Software, Inc. and Thomas Walker, dated April 26, 2013.	S-1/A	333-187683	10.9	5/6/2013
10.11†	Offer Letter between Tableau Software, Inc. and Kelly Wright, dated February 10, 2005.	S-1/A	333-187683	10.10	5/6/2013

10.12†	Offer Letter between Tableau Software, Inc. and Elissa Fink, dated June 13, 2007.	S-1/A	333-187683	10.11	5/6/2013
10.13†	Offer Letter between Tableau Software, Inc. and Keenan Conder, dated December 16, 2011.	S-1/A	333-187683	10.12	5/6/2013
10.14†	Form of Conversion Agreement entered into between Tableau Software, Inc. and each of Christian Chabot, Christopher Stolte and Patrick Hanrahan.	S-1	333-187683	10.13	4/2/2013
10.15*	Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated January 14, 2003.	S-1	333-187683	10.14	4/2/2013
10.16	Amendment No. 1 to Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated June 8, 2004.	S-1	333-187683	10.15	4/2/2013
10.17	Sublease Agreement between Cutter & Buck Inc. and Tableau Software, Inc., dated April 19, 2012.	S-1	333-187683	10.16	4/2/2013
10.18	Office Lease Agreement between Michael R. Mastro and Tableau Software, Inc., dated February 19, 2009.	S-1	333-187683	10.17	4/2/2013
10.19	First Amendment to Office Lease Agreement between Michael R. Mastro and Tableau Software, Inc., dated April 3, 2009.	S-1	333-187683	10.18	4/2/2013
10.20	Second Amendment to Office Lease Agreement between BBK Lake View, LLC and Tableau Software, Inc., dated March 24, 2011.	S-1	333-187683	10.19	4/2/2013
10.21	Third Amendment to Office Lease Agreement between BBK Lake View, LLC and Tableau Software, Inc., dated August 22, 2012.	S-1	333-187683	10.20	4/2/2013
10.22†	Form of Change in Control Severance Agreement.	S-1	333-187683	10.21	4/2/2013
21.1	List of subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Schema Linkbase Document.
101.CAL***	XBRL Taxonomy Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Presentation Linkbase Document.

†    Indicates management contract or compensatory plan or arrangement.
*    Confidential treatment for portions of this exhibit has been granted by the Securities and Exchange Commission.
**    Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
***     In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, irrespective of any general incorporation language contained in any such filing, and otherwise is not subject to liability under these sections.