Form 10-Q
period 2014-03-31
Tableau Software Inc
filed 2014-05-07
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 30, 2014, there were approximately 40,205,590 shares of the registrant's Class A common stock and 27,759,630 shares of the registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended March 31, 2014

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$616,508	$252,674
Accounts receivable, net of allowance for doubtful accounts of $766 and $805	50,513	61,158
Prepaid expenses and other current assets	7,118	7,180
Income taxes receivable	2,069	2,033
Deferred income taxes	8,860	9,136
Total current assets	685,068	332,181
Property and equipment, net	22,667	21,338
Deferred income taxes	813	589
Deposits and other assets	812	819
Total assets	$709,360	$354,927
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,056	$2,178
Accrued liabilities and other current liabilities	10,081	8,456
Accrued compensation and employee related benefits	19,253	27,187
Income taxes payable	109	178
Deferred revenue	69,910	66,290
Total current liabilities	103,409	104,289
Deferred revenue	3,622	3,264
Other long-term liabilities	2,478	2,714
Total liabilities	109,509	110,267
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, par value $0.0001 per share, authorized, 10,000,000 shares as of March 31, 2014 and December 31, 2013; issued and outstanding, no shares as of March 31, 2014 or December 31, 2013	—	—
Class B common stock, par value $0.0001 per share – authorized, 75,000,000 shares as of March 31, 2014 and December 31, 2013; issued and outstanding, 27,763,181 and 33,421,033 shares as of March 31, 2014 and December 31, 2013, respectively	3	4
Class A common stock, par value $0.0001 per share – authorized, 750,000,000 shares as of March 31, 2014 and December 31, 2013; issued and outstanding, 40,051,054 and 28,777,653 shares as of March 31, 2014 and December 31, 2013, respectively	4	3
Additional paid-in capital	600,211	239,406
Accumulated other comprehensive loss	(56)	(71)
Retained earnings (accumulated deficit)	(311)	5,318
Total stockholders’ equity	599,851	244,660
Total liabilities and stockholders’ equity	$709,360	$354,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Revenues
License	$48,445	$26,426
Maintenance and services	26,106	13,592
Total revenues	74,551	40,018
Cost of revenues
License	164	176
Maintenance and services	7,029	3,374
Total cost of revenues (1)	7,193	3,550
Gross profit	67,358	36,468
Operating expenses
Sales and marketing (1)	39,321	23,673
Research and development (1)	22,174	12,941
General and administrative (1)	7,757	5,601
Total operating expenses	69,252	42,215
Operating loss	(1,894)	(5,747)
Other expense, net	(207)	(53)
Loss before income tax expense (benefit)	(2,101)	(5,800)
Income tax expense (benefit)	3,528	(1,765)
Net loss	$(5,629)	$(4,035)

Net loss per share attributable to common stockholders:
Basic	$(0.09)	$(0.12)
Diluted	$(0.09)	$(0.12)

Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	63,444	34,833
Diluted	63,444	34,833

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of revenues	$339	$73
Sales and marketing	3,159	819
Research and development	3,404	1,035
General and administrative	1,061	572

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net loss	$(5,629)	$(4,035)
Other comprehensive income (loss):
Foreign currency translation adjustment	15	(10)
Comprehensive loss	$(5,614)	$(4,045)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating activities
Net loss	$(5,629)	$(4,035)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	2,520	1,342
Provision for doubtful accounts	—	18
Stock-based compensation expense	7,963	2,499
Excess tax benefit from stock-based compensation	(3,329)	(43)
Deferred income taxes	3,381	64
Changes in operating assets and liabilities
Accounts receivable	10,655	2,590
Prepaid expenses, deposits and other assets	92	(547)
Income taxes receivable	(36)	(2,536)
Deferred revenue	3,953	5,561
Accounts payable and accrued liabilities	(5,172)	(748)
Income taxes payable	(72)	40
Net cash provided by operating activities	14,326	4,205
Investing activities
Purchase of property and equipment	(3,708)	(3,038)
Net cash used in investing activities	(3,708)	(3,038)
Financing activities
Proceeds from public offering, net of underwriters discount and offering costs	344,386	—
Proceeds from exercise of stock options	5,477	1,052
Deferred initial public offering costs	—	(1,050)
Excess tax benefit from stock-based compensation	3,329	43
Net cash provided by financing activities	353,192	45
Effect of exchange rate changes on cash and cash equivalents	24	(34)
Net increase in cash and cash equivalents	363,834	1,178
Cash and cash equivalents
Beginning of period	252,674	39,302
End of period	$616,508	$40,480

Supplemental information
Accrued purchases of property and equipment	$2,595	$541
Accrued public offering cost	350	79

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business

Tableau Software, Inc. (the “Company,” "we," "us" or "our"), a Delaware corporation, and its wholly-owned subsidiaries are headquartered in Seattle, Washington. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently make four key products; Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a cloud-based hosted version of Tableau Server; and Tableau Public, a free cloud-based platform for analyzing and sharing public data.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 27, 2014.

In the opinion of management, the accompanying unaudited condensed consolidated financial information includes all normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, comprehensive loss and cash flows for the interim periods, but is not necessarily indicative of the results that may be expected for the year ending December 31, 2014. All intercompany accounts and transactions have been eliminated in consolidation.

Public Offering
In March 2014, we closed a follow-on offering, in which we sold 4,000,000 shares of our Class A common stock at a price to the public of $89.25 per share. The aggregate offering price for shares sold in the offering was approximately $344.0 million, net of underwriting discounts, commissions and offering costs.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include depreciable lives for property and equipment, stock-based compensation, income taxes, accrued liabilities, and collectability of accounts receivable. Actual results could differ from those estimates.

Risks and Uncertainties
Inherent in our business are various risks and uncertainties, including our limited operating history and development of advanced technologies in a rapidly changing industry. These risks include our ability to manage our rapid growth and our ability to attract new customers and expand sales to existing customers, as well as other risks and uncertainties. In the event that we do not successfully implement our business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in our capital stock may not be recoverable. Our success depends upon the acceptance of our technology, development of sales and distribution channels, and our ability to generate significant revenues from the use of our technology.
Segments

We follow the authoritative literature that established annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products and services, geographic regions and major customers.

We operate our business as one operating segment. Our chief operating decision makers are our Chief Executive Officer and Chief Financial Officer, who review financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer’s financial condition and generally collateral is not required. As of March 31, 2014 and December 31, 2013, no individual customer accounted for 10% or more of total accounts receivable. For the three months ended March 31, 2014 and 2013, no individual customer represented 10% or more of our total revenues.

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining lease term.
Leased buildings under build-to-suit lease arrangements are capitalized and included in property and equipment when we are involved in the construction of the structural improvements or take construction risk prior to the commencement of the lease. Upon completion of the construction under the build-to-suit leases, we assess whether those arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If we continue to be the deemed owner, the facilities would be accounted for as financing leases.
When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in results of operations. Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.

Recent Accounting Pronouncements

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

Note 4. Stock-Based Compensation
A summary of the option activity under our equity incentive plan during the three months ended March 31, 2014 is presented below:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2013	12,236,400	$7.64
Options exercised	(1,615,549)	3.39
Options forfeited	(72,570)	13.38
Balances at March 31, 2014	10,548,281	$8.25	7.4	$715,450
Vested and expected to vest at March 31, 2014	10,251,945	$8.13	7.4	$696,610
Exercisable at March 31, 2014	4,887,401	$4.72	6.2	$348,767
We also grant Restricted Stock Unit ("RSU") awards to our employees and non-employee directors under the provisions of our equity incentive plan. The fair value of an RSU is determined by using the closing price of our Class A common stock on the New York Stock Exchange on the date of grant. An RSU award entitles the holder to receive shares of the Company’s Class A common stock as the award vests, which is generally based on length of service. The Company's unvested RSUs do not have nonforfeitable rights to dividends or dividend equivalents.
The following provides a summary of our RSU activity during the three months ended March 31, 2014:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU

RSUs outstanding at December 31, 2013	574,350	$64.06
RSUs granted	942,856	97.64
RSUs forfeited	(4,278)	75.03
RSUs outstanding at March 31, 2014	1,512,928	$84.95

Stock-based compensation expense is amortized using the straight-line method over the vesting period. As of March 31, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options and unvested RSUs was approximately $139.8 million, which is expected to be recognized over a period of approximately 3.5 years.

The summary of shares available for issuance for equity based awards (including stock options and RSUs) for the three months ended March 31, 2014 are as follows:

Shares Available for Grant
Balances at December 31, 2013	5,313,281
Authorized	3,109,934
Granted	(942,856)
Forfeited	76,848
Balances at March 31, 2014	7,557,207

Note 5. Income Taxes
Our income tax expense or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate was (167.9)% and 30.4% for the three months ended March 31, 2014 and 2013, respectively. The change in effective tax rate is primarily due to the expiration of the U.S. research and development ("R&D") tax credits as of December 31, 2013 and an increase in non-deductible stock-based compensation.

During the three months ended March 31, 2014, we recognized income tax expense of $3.5 million, which includes $0.8 million of discrete tax benefits relating to disqualifying dispositions on incentive stock options. During the three months ended March 31, 2013, we recognized an income tax benefit of $1.8 million, which included $1.1 million of discrete tax benefits relating to the reinstatement of the U.S. research and development tax credits.

Note 6. Commitments and Contingencies
As of March 31, 2014, our principal obligations consisted of obligations outstanding under non-cancellable leases. We lease our facilities under operating leases that expire at various dates through 2020. The following table represents our non-cancellable minimum lease payments as of March 31, 2014 (in thousands):

Period Ending	Amount
Remainder of 2014	$5,124
2015	4,882
2016	3,381
2017	2,649
2018	1,419
Thereafter	1,286
Total	$18,741
On February 5, 2014, we entered into a ten year lease agreement for which the lease term begins upon completion of leasehold improvements. We expect the lease term and our occupancy to begin during August 2014. The lease includes two optional renewal periods of five years each. We capitalize construction in progress and record a corresponding long-term liability for a build-to-suit lease agreement under which we are considered the owner, for accounting purposes, during the construction period. The construction period began during the second quarter of 2014. We will be involved in the construction of structural improvements and take construction risk prior to commencement of the lease. Accordingly, we are considered the accounting owner during the construction period and we recognized building costs and a related long-term financing obligation once construction activities began during the second quarter of 2014.
We are subject to certain routine legal proceedings, as well as demands and claims that arise in the normal course of our business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter.
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
Note 7. Segments and Information about Revenues by Geographic Area
The following table presents our revenues by geographic region of end users who purchased products or services for the periods presented below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
United States and Canada	$57,766	$32,572
International	16,785	7,446
Total revenues	$74,551	$40,018

Note 8. Net Income (Loss) Per Share
Immediately prior to the closing of the our initial public offering ('IPO") in May 2013, all outstanding shares of our Series A preferred stock and Series B preferred stock were converted into Class B common stock. We issued 6,230,000 shares of Class A common stock in the IPO. In addition, 3,200,000 shares of Class B common stock (including 2,000,000 shares of Class B common stock issued upon the conversion of our preferred stock) held by our existing stockholders were converted into Class A common stock and sold in the IPO. As a result, as of March 31, 2014, Class A and Class B common stock are the only outstanding classes of capital stock of the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each holder of Class B common stock is entitled to ten votes per share and each share of Class A common stock is entitled to one vote per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions.
Net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities for periods in which we have net income. As Series A and Series B preferred stock did not have a contractual obligation to share in our losses, there was no allocations to preferred shares in the three months ended March 31, 2013. As all shares of Series A and Series B preferred stock were converted into shares of Class B common stock in connection with our IPO, there have been no shares of preferred stock outstanding since the IPO, and therefore there was no allocation to preferred shares in the three months ended March 31, 2014.

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Basic and diluted net loss attributable to common stockholders:
Net loss attributable to common stockholders - basic and diluted	$(5,629)	$(4,035)
Weighted average shares outstanding used to compute basic and diluted net income per share	63,444	34,833
Net loss per share attributable to common stockholders - basic and diluted	$(0.09)	$(0.12)

For the three months ended March 31, 2014 and 2013 outstanding stock awards were antidilutive because of our net loss, and as such, their effect has not been included in the calculation of basic or diluted net loss per share attributable to common stockholders.
The following shares subject to outstanding awards and convertible preferred shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented as their effect would have been antidilutive:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Shares subject to outstanding common stock awards	12,061	15,160
Convertible preferred shares	—	17,416
Total potentially dilutive shares	12,061	32,576

9. Fair Value Measurements

We categorize assets and liabilities recorded at fair value based upon the level of judgment associated with inputs used to measure their fair value. The levels of the fair value hierarchy are as follows:

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

The following table presents the fair value of our financial assets using the fair value hierarchy:

	March 31, 2014
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$605,527	$—	$—	$605,527

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$238,810	$—	$—	$238,810

We have no financial assets or liabilities measured using Level 2 or Level 3 inputs.

10. Subsequent Events

During the second quarter of 2014, we commenced construction activities for tenant improvements on an office space and recognized approximately $11.6 million in building costs and a related financing obligation for the build-to-suit construction project in which we are considered the accounting owner during the construction period. Additionally, during the second quarter of 2014 the underlying lease agreement became non-cancellable and the following represents our additional non-cancellable minimum lease payments related to this lease:

Period Ending	Amount
(in thousands)
Remainder of 2014	$637
2015	1,547
2016	1,594
2017	1,642
2018	1,691
Thereafter	10,408
Total	$17,519

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2014.
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A of this report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions, and non-profits. As of March 31, 2014, we had over 19,000 customer accounts located in over 100 different countries. We define a customer account as a purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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

We generate revenues in the form of license fees and related maintenance and services fees. License revenues reflect the revenues recognized from sales of licenses to new customer accounts and additional licenses to existing customer accounts. License fees include perpetual, term, and subscription license fees. Fees from perpetual licenses comprised more than 90% of our license revenues for the three months ended March 31, 2014. Maintenance and services revenues reflect the revenues recognized from fees paid for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a license, a customer also typically purchases one year of maintenance service and has the opportunity to purchase maintenance service annually thereafter. We expect maintenance and services revenues to become a larger percentage of our total revenues as our customer base grows.
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
With approximately 23% of our total revenues from customers located outside the United States and Canada in the three months ended March 31, 2014, we believe there is significant opportunity to expand our international business. Our products currently support eight languages and we are aggressively expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales, in the fourth fiscal quarter as a result of industry buying patterns, has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We have been growing rapidly in recent periods. Our total revenues for the three months ended March 31, 2014 were $74.6 million compared to $40.0 million for the three months ended March 31, 2013. We increased the total number of customer accounts that had purchased our products to approximately 19,000 as of March 31, 2014 as compared to approximately 12,000 customer accounts as of March 31, 2013. During this period, we significantly increased the size of our workforce, particularly in our sales and marketing and research and development ("R&D") organizations, expanded internationally, and invested in our operational infrastructure to support our growth. As a result of our significant investments in growth, we incurred a net loss in each of the three months ended March 31, 2014 and 2013. Our net loss for the three months ended March 31, 2014 was $5.6 million compared to $4.0 million for the three months ended March 31, 2013.
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
Investment in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase acceptance of our products within our existing customers, both domestically and internationally. Our ability to increase acceptance amongst existing customers is particularly important in light of our land and expand business model. We believe the existing market for business analytics software is underserved. We believe that we have an addressable market that is substantially larger than the market for traditional business analytics software. As a result, we believe we have the opportunity to substantially expand our customer base and to increase adoption of our products within and across our existing customers.
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
Investment in Innovation and Advancement of Our Products
Our performance is also significantly dependent on the investments we make in our R&D efforts, and in our ability to continue to innovate, improve functionality, adapt to new technologies or changes to existing technologies, and allow our customers to analyze data from a large and expanding range of data stores. For example, we have recently been focusing on a cloud offering and in July 2013 we released Tableau Online, a cloud-based version of Tableau Server. We intend to continue to invest in product innovation and leadership, including hiring top technical talent, focusing on core technology innovation, and maintaining an agile organization that supports rapid release cycles.
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
Mix and Timing of Sales
Our land and expand business model results in a wide variety of sales transaction sizes, ranging from a single Tableau Desktop order of $1,000 to $2,000 to Tableau Desktop and Tableau Server orders of over $1.0 million. The time it takes to close a transaction, defined as the time between when a sales opportunity is entered in our customer relationship management system until when a related license agreement is signed with the customer, generally varies with the size of the transaction.
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

The following table summarizes our non-GAAP financial measures:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Non-GAAP operating income (loss)	$6,069	$(3,248)
Non-GAAP net loss	(351)	(1,808)
Free cash flow	10,618	1,167

The following table presents the reconciliation of operating loss to non-GAAP operating income (loss):

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating loss	$(1,894)	$(5,747)
Excluding: Stock-based compensation expense	7,963	2,499
Non-GAAP operating income (loss)	$6,069	$(3,248)
The following table presents the reconciliation of net loss to non-GAAP net loss:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net loss	$(5,629)	$(4,035)
Excluding: Stock-based compensation expense, net of tax	5,278	2,227
Non-GAAP net loss	$(351)	$(1,808)

The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$14,326	$4,205
Less: Purchases of property and equipment	3,708	3,038
Free cash flow	$10,618	$1,167

Non-GAAP Operating Income (Loss)
Non-GAAP operating income (loss) is a non-GAAP financial measure that we calculate as operating income (loss) excluding stock-based compensation expense. Non-GAAP operating income (loss) increased substantially from the three months ended March 31, 2013 to the three months ended March 31, 2014 as a result of increased domestic and international demand for our products and services from new and existing customers, offset in part by increased operating expenses attributable to increased headcount.

Non-GAAP Net Income (Loss)

Non-GAAP net income (loss) is a non-GAAP financial measure that we calculate as net income (loss)excluding stock-based compensation expense, net of tax. Non-GAAP net income (loss) increased from the three months ended March 31, 2013 to the three months ended March 31, 2014 as a result of increases in non-GAAP operating income (loss).

Free Cash Flow

Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in investing activities for purchases of property and equipment. Free cash flow increased from the three months ended March 31, 2013 to the three months ended March 31, 2014 due to the increase in net cash provided by operating activities.

Components of Operating Results
Revenues
License revenues.   License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. More than 90% of our license revenues for the quarter ended March 31, 2014 resulted from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. In addition, a small number of customers have purchased term or subscription licenses, under which we recognize the license fee ratably, on a straight-line basis, over the term of the license. In July 2013, we introduced Tableau Online, a subscription, cloud-based version of Tableau Server. To date, we have not derived a significant amount of revenues from term or subscription licenses.
Maintenance and services revenues.   Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a perpetual license, a customer also typically purchases one year of maintenance, and has the opportunity to purchase maintenance annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers in a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended December 31, 2013 was over 90%.
Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements if and when they become available during the maintenance term. We recognize the revenues associated with maintenance agreements ratably, on a straight-line method over the associated maintenance term.
When a term or subscription license is purchased, maintenance service is typically bundled with the license for the term of the license period. In arrangements involving a term or subscription license, we recognize both the license and maintenance revenues ratably, on a straight-line method, over the contract term. Term and subscription license revenues are included in license revenues.
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
Cost of Revenues
Cost of license revenues.   Cost of license revenues primarily consists of referral fees paid to third parties. For Tableau Online, cost of license revenues is calculated through an allocation of shared costs, which was immaterial for the three month period ended March 31, 2014.
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
Sales and marketing.    Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, marketing, travel, and facility related costs and allocated overhead. We expect sales and marketing expenses to continue to significantly increase, in absolute dollars, for the remainder of 2014 compared to 2013 primarily due to our planned growth in our sales and marketing organization, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating expenses as we continue to expand our business.
Research and development.   R&D expenses primarily consist of personnel-related costs attributable to our R&D personnel and contractors, as well as allocated overhead. We have devoted our product development efforts primarily to develop new products, incorporate additional features, improve functionality, support additional languages and adapt to new technologies or changes to existing technologies. We expect that our R&D expenses will continue to increase, in absolute dollars, in 2014 compared to 2013 as we increase our R&D headcount to further strengthen our software and invest in the development of our products.
General and administrative.  General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, legal, human resources and administrative personnel, legal, accounting and other professional services fees, other corporate expenses and allocated overhead. We will continue to incur additional expenses associated with being a publicly traded company, including higher legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and other regulations. We also expect that general and administrative expenses will continue to increase, in absolute dollars, for the remainder of 2014 compared to 2013 as we further expand our operations, particularly internationally.

Other Expense, Net
Other expense, net consists primarily of gains and losses on foreign currency transactions and interest income on our cash and cash equivalents balances.
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
In addition, we are subject to the continuous examinations of our income tax returns in various tax jurisdictions and such jurisdictions may assess additional income tax liabilities against us. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
Except as follows, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on February 27, 2014.

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining lease term.
Leased buildings under build-to-suit lease arrangements are capitalized and included in property and equipment when we are involved in the construction of the structural improvements or take construction risk prior to the commencement of the lease. Upon completion of the construction under the build-to-suit leases, we assess whether those arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If we continue to be the deemed owner, the facilities would be accounted for as financing leases.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in results of operations.
Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.
Recently Issued Accounting Standards
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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$48,445	$26,426
Maintenance and services	26,106	13,592
Total revenues	74,551	40,018
Cost of revenues
License	164	176
Maintenance and services	7,029	3,374
Total cost of revenues (1)	7,193	3,550
Gross profit	67,358	36,468
Operating expenses
Sales and marketing (1)	39,321	23,673
Research and development (1)	22,174	12,941
General and administrative (1)	7,757	5,601
Total operating expenses	69,252	42,215
Operating loss	(1,894)	(5,747)
Other expense, net	(207)	(53)
Loss before income tax expense (benefit)	(2,101)	(5,800)
Income tax expense (benefit)	3,528	(1,765)
Net loss	$(5,629)	$(4,035)

(1) Stock based compensation expense included in the condensed consolidated statements of operations above was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of revenues	$339	$73
Sales and marketing	3,159	819
Research and development	3,404	1,035
General and administrative	1,061	572

	Three Months Ended March 31,
Condensed Consolidated Statements of Operations Data:	2014	2013
	(as a percentage of total revenues)
Revenues
License	65.0%	66.0%
Maintenance and services	35.0%	34.0%
Total revenues	100%	100%
Cost of revenues
License	0.2%	0.4%
Maintenance and services	9.4%	8.5%
Total cost of revenues	9.6%	8.9%
Gross profit	90.4%	91.1%
Operating expenses
Sales and marketing	52.7%	59.2%
Research and development	29.7%	32.3%
General and administrative	10.5%	14.0%
Total operating expenses	92.9%	105.5%
Operating loss	(2.5)%	(14.4)%
Other expense, net	(0.3)%	(0.1)%
Loss before income tax expense (benefit)	(2.8)%	(14.5)%
Income tax expense (benefit)	4.7%	(4.4)%
Net loss	(7.5)%	(10.1)%

Comparison of Three Months Ended March 31, 2014 and 2013

Revenues

	Three Months Ended March 31,		% Change
	2014	2013
Revenues	(dollars in thousands)
License	$48,445	$26,426	83.3%
Maintenance and services	26,106	13,592	92.1%
Total revenues	$74,551	$40,018	86.3%

Total revenues were $74.6 million for the three months ended March 31, 2014 compared to $40.0 million for the three months ended March 31, 2013, an increase of $34.5 million, with 83% and 92% year-over-year growth in license and maintenance and services revenues, respectively. Total revenues growth was attributable to increased demand for our products and services from new and existing customers. For example, we added over 1,800 new customer accounts in the three months ended March 31, 2014. License revenues increased $22.0 million from the three months ended March 31, 2013 to the three months ended March 31, 2014 as we continued to increase sales both domestically and internationally. The increase in license revenues was a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 23% for the three months ended March 31, 2014 from 19% for the three months ended March 31, 2013.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		% Change
	2014	2013
Cost of revenues	(dollars in thousands)
License	$164	$176	(6.8)%
Maintenance and services	7,029	3,374	108.3%
Total cost of revenues	$7,193	$3,550	102.6%

	Three Months Ended March 31,
	2014	2013
Gross Margin
License	99.7%	99.3%
Maintenance and services	73.1%	75.2%
Total gross margin	90.4%	91.1%

Total cost of revenues was $7.2 million for the three months ended March 31, 2014 compared to $3.6 million for the three months ended March 31, 2013, an increase of $3.6 million. This increase was primarily due to the increased cost of providing maintenance and services to our expanding customer base. The $3.7 million increase in cost of maintenance and services revenues from the three months ended March 31, 2013 to the three months ended March 31, 2014 was primarily related to an increase in compensation expense of $2.0 million due to increased headcount, $0.9 million in facilities and allocated overhead costs, $0.5 million in professional service fees, and $0.3 million in additional travel costs. Total gross margin decreased primarily due to an increased investment in our technical support and services organization for personnel and other costs to support our expanding customer base.

Operating Expenses

	Three Months Ended March 31,		% Change
	2014	2013
Operating expenses	(dollars in thousands)
Sales and marketing	$39,321	$23,673	66.1%
Research and development	22,174	12,941	71.3%
General and administrative	7,757	5,601	38.5%
Total operating expenses	$69,252	$42,215	64.0%

Sales and Marketing

Sales and marketing expenses were $39.3 million for the three months ended March 31, 2014 compared to $23.7 million for the three months ended March 31, 2013, an increase of $15.6 million. This increase was primarily due to an increase in compensation expense of $11.5 million resulting from increased sales headcount as we expanded our sales organization both domestically and internationally, as well as commissions on increased customer orders. The remainder of the increase was primarily attributable to a $2.0 million increase in facilities and allocated overhead, $1.4 million in additional marketing costs and $0.7 million in additional travel costs for partner events.

Research and Development

R&D expenses were $22.2 million for the three months ended March 31, 2014 compared to $12.9 million for the three months ended March 31, 2013, an increase of $9.2 million. This increase was primarily due to an increase in compensation expense of $7.9 million resulting from increased headcount as part of our focus on further developing and enhancing our products, and $1.2 million in facilities and allocated overhead costs.

General and Administrative

General and administrative expenses were $7.8 million for the three months ended March 31, 2014 compared to $5.6 million for the three months ended March 31, 2013, an increase of $2.2 million. This increase was primarily due to an increase in compensation expense of $1.5 million resulting from increased headcount to support our overall growth. The remainder of the increase was primarily attributable to professional service fees and recruiting and training costs to support the growth of our business.

Other Expense, Net

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Other expense, net	$(207)	$(53)

Other expense, net increased due to losses associated with foreign currency transactions.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Income tax expense (benefit)	$3,528	$(1,765)
Effective tax rate	(167.9)%	30.4%
Period specific items	$(761)	$(1,148)

Our effective tax rate was (167.9)% and 30.4% for the three months ended March 31, 2014 and 2013, respectively. The change in effective tax rate is primarily due to the expiration of the U.S. research and development tax credits and an increase in non-deductible stock-based compensation.

Liquidity and Capital Resources
Prior to our initial public offering ("IPO") in May 2013, we financed our operations primarily through cash flows generated by operations, and to a lesser extent the sale of preferred stock.
Our IPO resulted in proceeds to us of $177.0 million, net of underwriters’ discounts and commissions and offering expenses. In March 2014, we closed a follow on public offering resulting in proceeds to us of $344.0 million, net of underwriters’ discounts and commissions and offering expenses.
As of March 31, 2014, we had cash and cash equivalents totaling $616.5 million, accounts receivable, net of $50.5 million and $581.7 million of working capital.
The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	March 31,	December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$616,508	$252,674

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$14,326	$4,205
Net cash used in investing activities	(3,708)	(3,038)
Net cash provided by financing activities	353,192	45
Effect of exchange rate changes	24	(34)
Net increase in cash and cash equivalents	$363,834	$1,178
Cash and Cash Equivalents
As of March 31, 2014, our cash and cash equivalents were held for working capital purposes, a majority of which was held in cash deposits and money market funds. We intend to increase our capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $14.3 million for the three months ended March 31, 2014. The cash provided by operating activities was affected by a net loss of $5.6 million, stock-based compensation expense and other non-cash charges of $10.5 million, and a $10.7 million decrease in accounts receivable. The decrease in accounts receivable was primarily due to seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter.
Net cash provided by operating activities was $4.2 million for the three months ended March 31, 2013, as a result of a net loss of $4.0 million, stock-based compensation expense and other non-cash charges of $3.9 million and a net change of $4.4 million in our operating assets and liabilities. The increase in our operating assets and liabilities was primarily attributable to a $5.6 million increase in deferred revenue. The increase in deferred revenue was primarily due to increased maintenance agreement sales.
Investing Activities
Cash outflows for investing activities for the three months ended March 31, 2014 and 2013 were $3.7 million and $3.0 million, respectively. The cash used for these periods was primarily attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Cash inflows from our financing activities for the three months ended March 31, 2014 and 2013 were $353.2 million and less than $0.1 million, respectively. In the three months ended March 31, 2014, cash provided by financing activities was primarily due to proceeds of $344.4 million from our public offering which closed on March 26, 2014 along with proceeds and excess tax benefits from the exercise of stock options. For the three months ended March 31, 2013, cash provided by financing activities were attributable to proceeds and excess tax benefits from the exercise of stock options offset by deferred initial public offering costs.

Obligations and Commitments
As of December 31, 2013, our principal obligations consisted of obligations outstanding under non-cancellable leases. We lease our facilities under non-cancellable leases that expire at various dates through 2024. The following table represents our non-cancellable minimum lease payments as of December 31, 2013, as updated for material leases entered into during 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$19,692	$6,484	$7,868	$4,057	$1,283
Additional minimum lease payments (1)	17,519	637	3,141	3,333	10,408
Total (2)	$37,211	$7,121	$11,009	$7,390	$11,691

(1)
During the second quarter of 2014, the Company commenced construction activities for tenant improvements on an office space and recognized approximately $11.6 million in building costs and a related financing obligation for the build-to-suit construction project in which we are considered the accounting owner during the construction period. Additionally, during the second quarter of 2014 the underlying lease agreement became non-cancellable and the above amounts represents the additional non-cancellable minimum lease payments related to this lease.

(2)
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2014, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014.

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

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risk and uncertainties, including those described below. You should carefully consider the following risks and all of the other information contained in this report, including our condensed consolidated financial statements and related notes, before making an investment decision. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose some or all of your investment.

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
While we have achieved profitability on an annual basis over the past three years, we have not consistently achieved profitability on a quarterly basis during that same period. For example, we had net losses in the third quarter of 2011, the fourth quarter of 2012, the first and second quarters of 2013 and the first quarter of

2014. We expect expenses to increase substantially in the near term, particularly as we make significant investments in our sales and marketing organization, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products. In addition, in connection with operating as a public company, we are incurring additional significant legal, accounting and other expenses that we did not incur as a private company.
Moreover, as we grow our business, we expect our revenue growth rates to slow in future periods due to a number of reasons, which may include slowing demand for our products, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, the maturation of our business or the decline in the number of organizations into which we have not already expanded. Accordingly, our historical revenue growth should not be considered indicative of our future performance.
We have been growing rapidly and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, our business and results of operations will be adversely affected.
We have experienced rapid growth in a relatively short period of time. Our revenues grew from $40.0 million in the three months ended March 31, 2013 to $74.6 million in the three months ended March 31, 2014. Our number of full time employees increased from 834 as of March 31, 2013 to 1,360 as of March 31, 2014. During this period, we also established operations in a number of countries outside the United States.
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
Many of our competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, for example by offering a SaaS based product that competes with our on-premise products or our Saas product, Tableau Online, or devote greater resources to the development, promotion and sale of their products than we do. Moreover, many of these competitors are bundling their analytics products into larger deals or maintenance renewals, often at significant discounts. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures.
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
In recent years, we believe that companies have begun to expect that key software be provided through a SaaS model, and customers may eventually require that we provide our product via a SaaS deployment. In July 2013 we launched Tableau Online, our cloud-based service that provides our software's core capabilities as a commercial SaaS offering. We anticipate using our current cash or future cash flows to fund further development of this product, and we may encounter difficulties that cause our costs to exceed our current expectations. Moreover, to commercially provide this product at scale, we will need to make additional investments in related infrastructure such as server farms, data centers, network bandwidth and technical operations personnel. All of these investments will negatively affect our operating results. Even if we make these investments, we may be unsuccessful in achieving significant market acceptance of this new product. Moreover, sales of a potential future SaaS offering by our competitors could adversely affect sales of all of our existing products. In addition, increasing sales of our SaaS offering could cannibalize license sales of our on-premise desktop and server products to our existing and prospective customers, which could negatively impact our overall sales growth. The migration of our customers to a SaaS model would also change the manner in which we recognize revenue, which could adversely affect our operating results and business operations.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 77% of our total revenues in the three months ended March 31, 2014 was derived from sales within the United States and Canada. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:

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

•	fluctuations in currency exchange rates and related effects on our results of operations;

•	difficulties in transferring or, if we determine to do so, repatriating funds from or converting currencies in certain countries;

•	the need for localized software and licensing programs;

•	reduced protection for intellectual property rights in certain countries and practical difficulties and costs of enforcing rights abroad; and

•	compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes.

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
Although legislation was recently passed to fund the federal government and lift the debt ceiling, the law only does so through March 2015, and legislators will have to negotiate a longer-term solution, which could lead to additional shutdowns or other disruptions. In addition, general worldwide economic conditions have experienced a significant downturn and continue to remain unstable. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may tighten their budgets and face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.

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
As of March 31, 2014, we had ten issued U.S. patents covering our technology and 13 patent applications pending for examination in the United States. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
The computation of provision for income tax is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under GAAP. Provision for income tax for interim quarters is based on a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income tax can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. For these reasons, our overall global tax rate may be materially different than our forecast.
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
Risks Related to Ownership of Our Class A Common Stock
Our stock price has been and will likely continue to be volatile or may decline regardless of our operating performance, resulting in substantial losses for our stockholders.
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock’s daily closing price on the New York Stock Exchange has ranged from $48.53 to $100.28 through May 5, 2014. On May 5, 2014, the closing price of our Class A common stock was $57.99.
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
In addition, as of March 31, 2014, we had options outstanding that, if fully exercised, would result in the issuance of approximately 11.1 million shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Holders of approximately 7.2 million shares of Class A and Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for Tableau or other stockholders.
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
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

The dual class structure of our common stock and the existing ownership of capital stock by our executive officers, directors and their affiliates have the effect of concentrating voting control with our executive officers, directors and their affiliates for the foreseeable future, which will limit the ability of our other investors to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2014, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 87% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, which include funds affiliated with New Enterprise Associates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None
Use of Proceeds from Public Offerings of Common Stock
On May 22, 2013 we closed our initial public offering, or IPO of 9,430,000 million shares of Class A common stock, including 6,230,000 shares of Class A common stock sold by us (inclusive of 1,230,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 3,200,000 shares of Class A common stock sold by the selling stockholders at a price to the public of $31.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to registration statements on Form S-1 (File No.s 333-187683 and 333-188660), which became effective on May 16, 2013. The offering commenced on May 17, 2013, closed on May 22, 2013, and did not terminate before all of the shares in the IPO that were registered in the registration statement were sold. Goldman, Sachs & Co., Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, UBS Securities LLC, BMO Capital Markets Corp. and JMP Securities LLC acted as the underwriters. The aggregate offering price for shares sold in the offering was approximately $292.3 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We raised approximately $177.0 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $20.5 million and other offering expenses of approximately $2.6 million.
On March 26, 2014 we closed an offering of 4,000,000 million shares of Class A common stock, all shares of Class A common stock sold by us at a price to the public of $89.25 per share. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-194600 and 333-194715), which became effective on March 20, 2014. The offering commenced on March 20, 2014, closed on March 26, 2014, and did not terminate before all of the shares in the offering that were registered in the registration statement were sold. Goldman, Sachs & Co., Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, UBS Securities LLC, RBC Capital Markets LLC, JMP Securities LLC and Pacific Crest Securities LLC acted as the underwriters. The aggregate offering price for shares sold in the offering was approximately $357.0 million. We raised approximately $344.0 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $12.5 million and other offering expenses of approximately $0.5 million.
No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates from the offering proceeds, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our offerings as described in our final prospectuses filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 20, 2013 and March 21, 2014, respectively. Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds.

ITEM 6.        EXHIBITS

Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.
3.2(2)	Amended and Restated Bylaws of Tableau Software, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema Linkbase Document
101.CAL**	XBRL Taxonomy Definition Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Labels Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document
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
(2) Filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-187683), filed with the Securities and Exchange Commission on April 2, 2013 (File No. 001-187683) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May 2014.

TABLEAU SOFTWARE, INC.
By: /s/ Thomas E. Walker Jr.

Thomas E. Walker, Jr.
Chief Financial Officer (principal
financial and accounting officer
and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema Linkbase Document
101.CAL**	XBRL Taxonomy Definition Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Labels Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

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