Form 10-Q
period 2014-06-30
Tableau Software Inc
filed 2014-08-08
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 4, 2014, there were approximately 41,631,123 shares of the registrant's Class A common stock and 27,069,137 shares of the registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended June 30, 2014

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$627,314	$252,674
Accounts receivable, net of allowance for doubtful accounts of $760 and $805	56,444	61,158
Prepaid expenses and other current assets	7,629	7,180
Income taxes receivable	2,069	2,033
Deferred income taxes	8,998	9,136
Total current assets	702,454	332,181
Property and equipment, net	43,151	21,338
Deferred income taxes	792	589
Deposits and other assets	872	819
Total assets	$747,269	$354,927
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,386	$2,178
Accrued compensation and employee related benefits	21,877	27,187
Accrued liabilities	12,471	8,456
Income taxes payable	235	178
Deferred revenue	78,424	66,290
Total current liabilities	118,393	104,289
Deferred revenue	5,053	3,264
Other long-term liabilities	13,637	2,714
Total liabilities	137,083	110,267
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 27,072,870 and 33,421,033 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3	4
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 41,602,573 and 28,777,653 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	4	3
Additional paid-in capital	615,032	239,406
Accumulated other comprehensive income (loss)	32	(71)
Retained earnings (accumulated deficit)	(4,885)	5,318
Total stockholders’ equity	610,186	244,660
Total liabilities and stockholders’ equity	$747,269	$354,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Revenues
License	$60,354	$33,518	$108,799	$59,944
Maintenance and services	30,319	16,366	56,425	29,958
Total revenues	90,673	49,884	165,224	89,902
Cost of revenues
License	131	110	295	286
Maintenance and services	8,509	4,236	15,538	7,610
Total cost of revenues (1)	8,640	4,346	15,833	7,896
Gross profit	82,033	45,538	149,391	82,006
Operating expenses
Sales and marketing (1)	50,050	27,565	89,371	51,237
Research and development (1)	25,990	14,135	48,164	27,076
General and administrative (1)	10,085	6,118	17,842	11,719
Total operating expenses	86,125	47,818	155,377	90,032
Operating loss	(4,092)	(2,280)	(5,986)	(8,026)
Other expense, net	(309)	(119)	(516)	(173)
Loss before income tax expense (benefit)	(4,401)	(2,399)	(6,502)	(8,199)
Income tax expense (benefit)	173	176	3,701	(1,589)
Net loss	$(4,574)	$(2,575)	$(10,203)	$(6,610)

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.05)	$(0.15)	$(0.16)
Diluted	$(0.07)	$(0.05)	$(0.15)	$(0.16)

Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	68,292	46,893	65,882	40,867
Diluted	68,292	46,893	65,882	40,867

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenues	$504	$105	$843	$178
Sales and marketing	4,302	1,245	7,461	2,064
Research and development	4,817	1,277	8,221	2,312
General and administrative	1,425	677	2,486	1,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net loss	$(4,574)	$(2,575)	$(10,203)	$(6,610)
Other comprehensive income (loss):
Foreign currency translation adjustment	88	(26)	103	(36)
Comprehensive loss	$(4,486)	$(2,601)	$(10,100)	$(6,646)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Operating activities
Net loss	$(10,203)	$(6,610)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	5,542	2,738
Provision for doubtful accounts	(43)	29
Stock-based compensation expense	19,011	5,803
Excess tax benefit from stock-based compensation	(3,146)	(308)
Deferred income taxes	3,176	256
Changes in operating assets and liabilities
Accounts receivable	4,747	(2,835)
Prepaid expenses, deposits and other assets	(455)	(1,799)
Income taxes receivable	(36)	(2,761)
Deferred revenue	14,036	10,991
Accounts payable and accrued liabilities	(212)	3,949
Income taxes payable	53	199
Net cash provided by operating activities	32,470	9,652
Investing activities
Purchase of property and equipment	(14,478)	(6,344)
Net cash used in investing activities	(14,478)	(6,344)
Financing activities
Proceeds from public offering, net of underwriters discount and offering costs	344,097	176,974
Proceeds from exercise of stock options	9,388	1,572
Excess tax benefit from stock-based compensation	3,146	308
Net cash provided by financing activities	356,631	178,854
Effect of exchange rate changes on cash and cash equivalents	17	(53)
Net increase in cash and cash equivalents	374,640	182,109
Cash and cash equivalents
Beginning of period	252,674	39,302
End of period	$627,314	$221,411

Supplemental information
Accrued purchases of property and equipment	$3,649	$2,988
Property and equipment acquired under build-to-suit lease	11,600	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business

Tableau Software, Inc. a Delaware corporation, and its wholly-owned subsidiaries (the “Company,” "we," "us" or "our") are headquartered in Seattle, Washington. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently make four key products: Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a cloud-based hosted version of Tableau Server; and Tableau Public, a free cloud-based platform for analyzing and sharing public data.
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

Public Offerings

In May 2013, we completed our initial public offering ("IPO") whereby 9,430,000 shares of Class A common stock were sold to the public at a price of $31.00 per share. We sold 6,230,000 shares of Class A common stock and the selling stockholders sold 3,200,000 shares of Class A common stock. We received aggregate proceeds of $177.0 million from the IPO, net of underwriters' discounts and commissions, and offering expenses. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into shares of Class B common stock.

In March 2014, we closed a follow-on offering, in which we sold 4,000,000 shares of our Class A common stock at a price to the public of $89.25 per share. The aggregate offering price for shares sold in the offering was approximately $344.1 million, net of underwriting discounts, commissions and offering costs.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include depreciable lives for property and equipment, stock-based compensation, income taxes, accrued liabilities, and collectability of accounts receivable. Actual results could differ from those estimates.

Risks and Uncertainties

Inherent in our business are various risks and uncertainties, including our limited operating history and development of advanced technologies in a rapidly changing industry. These risks include our ability to manage our rapid growth and our ability to attract new customers and expand sales to existing customers, as well as other risks and uncertainties. In the event that we do not successfully implement our business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in our capital stock may not be recoverable. Our success depends upon the acceptance of our technology, the development of sales and distribution channels, and our ability to generate significant revenues from the use of our technology.

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

Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer’s financial condition and generally collateral is not required. As of June 30, 2014 and December 31, 2013, no individual customer accounted for 10% or more of total accounts receivable. For the three and six months ended June 30, 2014 and 2013, no individual customer represented 10% or more of our total revenues.

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

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. ASU 2014-09 provides retrospective or modified prospective methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the method of adoption and the impact that this standard will have on our consolidated financial statements.

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

Note 4. Stock-Based Compensation

A summary of the option activity under our equity incentive plan during the six months ended June 30, 2014 is presented below:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 31, 2013	12,236,400	$7.64
Options exercised	(2,476,757)	3.79
Options canceled	(36)	8.23
Options forfeited	(127,729)	12.74
Options outstanding at June 30, 2014	9,631,878	$8.56	7.4	$604,546
Vested and expected to vest at June 30, 2014	9,395,479	$8.46	7.4	$590,683
Exercisable at June 30, 2014	4,761,733	$5.91	6.5	$311,508

We also grant Restricted Stock Unit ("RSU") awards to our employees and non-employee directors under the provisions of our equity incentive plan. The fair value of an RSU is determined by using the closing price of our Class A common stock on the New York Stock Exchange on the date of grant. An RSU award entitles the holder to receive shares of the Company’s Class A common stock as the award vests, which is generally based on the requisite service period. The Company's unvested RSUs do not have nonforfeitable rights to dividends or dividend equivalents.

The following provides a summary of our RSU activity during the six months ended June 30, 2014:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU

RSUs outstanding at December 31, 2013	574,350	$64.06
RSUs granted	1,248,802	87.05
RSUs forfeited	(24,805)	83.42
RSUs outstanding at June 30, 2014	1,798,347	$79.75

Stock-based compensation expense is amortized using the straight-line method over the requisite service period. As of June 30, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options and unvested RSUs was approximately $144.1 million, which is expected to be recognized over a period of approximately 3.4 years.

The summary of shares available for issuance for equity based awards (including stock options and RSUs) for the six months ended June 30, 2014 are as follows:

Shares Available for Grant
Balances at December 31, 2013	5,313,281
Authorized	3,109,934
Granted	(1,248,802)
Canceled	36
Forfeited	152,534
Balances at June 30, 2014	7,326,983

Note 5. Income Taxes

Our income tax expense or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was (56.9)% and 19.4% for the six months ended June 30, 2014 and 2013, respectively. The change in effective tax rate is primarily due to the expiration of the U.S. research and development tax credits as of December 31, 2013 and an increase in non-deductible stock-based compensation in 2014.

During the six months ended June 30, 2014, we recognized income tax expense of $3.7 million, which includes $1.0 million of discrete tax benefits relating to disqualifying dispositions on incentive stock options. During the six months ended June 30, 2013, we recognized an income tax benefit of $1.6 million, which included $1.1 million of discrete tax benefits relating to the reinstatement of the U.S. research and development tax credits.

Note 6. Commitments and Contingencies
As of June 30, 2014, our principal obligations consisted of obligations outstanding under non-cancellable leases. We lease our facilities under operating leases that expire at various dates through 2024. The following table represents our non-cancellable minimum lease payments as of June 30, 2014 (in thousands):

Period Ending	Amount
Remainder of 2014	$4,393
2015	7,129
2016	5,628
2017	4,946
2018	4,155
Thereafter	12,420
Total	$38,671
On February 5, 2014, we entered into a ten year lease agreement for which the lease term begins upon completion of leasehold improvements. We expect the lease term and our occupancy to begin during August 2014. The lease includes two optional renewal periods of five years each. We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements under which we are considered the owner, for accounting purposes, during the construction period. The construction period for the lease began during the second quarter of 2014. We will be involved in the construction of structural improvements and take construction risk prior to commencement of the lease. Accordingly, we are considered the accounting owner during the construction period and during the second quarter of 2014 we recognized $11.6 million for the fair market value of the building shell and a related financing obligation which is primarily included in other long-term liabilities.

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

We are not aware of any pending legal proceedings that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial condition. We may in the future be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources.
Note 7. Segments and Information about Revenues by Geographic Area
The following table presents our revenues by geographic region of end users who purchased products or services for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
United States and Canada	$70,604	$40,446	$128,370	$73,018
International	20,069	9,438	36,854	16,884
Total revenues	$90,673	$49,884	$165,224	$89,902

Note 8. Net Income (Loss) Per Share
Immediately prior to the closing of our IPO in May 2013, all outstanding shares of our Series A preferred stock and Series B preferred stock were converted into Class B common stock. We issued 6,230,000 shares of Class A common stock in the IPO. In addition, 3,200,000 shares of Class B common stock (including 2,000,000 shares of Class B common stock issued upon the conversion of our preferred stock) held by our existing stockholders were converted into Class A common stock and sold in the IPO. As a result, as of June 30, 2014, Class A and Class B common stock are the only outstanding classes of capital stock of the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each holder of Class B common stock is entitled to ten votes per share and each share of Class A common stock is entitled to one vote per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions.

Net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities for periods in which we have net income. As Series A and Series B preferred stock did not have a contractual obligation to share in our losses, there was no allocation to preferred shares in the three and six months ended June 30, 2013. As all shares of Series A and Series B preferred stock were converted into shares of Class B common stock in connection with our IPO, there have been no shares of preferred stock outstanding since the IPO, and therefore there was no allocation to preferred shares in the three and six months ended June 30, 2014.

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Basic and diluted net loss attributable to common stockholders:
Net loss attributable to common stockholders - basic and diluted	$(4,574)	$(2,575)	$(10,203)	$(6,610)
Weighted average shares outstanding used to compute basic and diluted net loss per share	68,292	46,893	65,882	40,867
Net loss per share attributable to common stockholders - basic and diluted	$(0.07)	$(0.05)	$(0.15)	$(0.16)

For the three and six months ended June 30, 2014 and 2013 outstanding stock awards were antidilutive because of our net loss, and as such, their effect has not been included in the calculation of basic or diluted net loss per share attributable to common stockholders.

The following shares subject to outstanding common stock awards were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Shares subject to outstanding common stock awards	11,430	15,359	11,430	15,359

Note 9. Fair Value Measurements

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

The following table presents the fair value of our financial assets using the fair value hierarchy:

	June 30, 2014
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$613,080	$—	$—	$613,080

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$238,810	$—	$—	$238,810

We have no financial assets or liabilities measured using Level 2 or Level 3 inputs.

Note 10. Subsequent Events

Subsequent to June 30, 2014, the Company entered into two real estate lease agreements with aggregate annual minimum lease payments of approximately $2.8 million, subject to escalation. The initial term of both lease agreements is approximately ten years.

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
We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. We were founded in January 2003 and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010 and our first version of Tableau Online in July 2013. Building on our foundational technology innovations, we have released eight major versions of our software, each expanding and improving our products' capabilities. Our most recent major release, Tableau 8.0, includes several new features including Web and mobile authoring, free form dashboards, forecasting, integration with enterprise applications such as salesforce.com and Google Analytics, and application programming interfaces, or APIs. During the second quarter of 2014, we released Tableau 8.2, which introduced several new features, including Story Points, which allows users to create interactive data-driven stories. Tableau 8.2 also allows Tableau Desktop software to run natively on the Mac.
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions, and non-profits. As of June 30, 2014, we had over 21,000 customer accounts located in over 100 different countries. We define a customer account as a purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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
We generate revenues in the form of license fees and related maintenance and services fees. License revenues reflect the revenues recognized from sales of licenses to new customer accounts and additional licenses to existing customer accounts. License fees include perpetual, term, and subscription license fees. Fees from perpetual licenses comprised more than 90% of our license revenues for the three and six months ended June 30, 2014. Maintenance and services revenues reflect the revenues recognized from fees paid for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a license, a customer also typically purchases one year of maintenance service and has the opportunity to purchase maintenance service annually thereafter. We expect maintenance and services revenues to become a larger percentage of our total revenues as our customer base grows.
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
With approximately 22% of our total revenues from customers located outside the United States and Canada in both the three and six months ended June 30, 2014, we believe there is significant opportunity to expand our international business. Our products currently support eight languages and we are aggressively expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales, in the fourth fiscal quarter as a result of industry buying patterns, has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We have been growing rapidly in recent periods. Our total revenues for the three and six months ended June 30, 2014 were $90.7 million and $165.2 million, respectively, compared to $49.9 million and $89.9 million for the three and six months ended June 30, 2013, respectively. We increased the total number of customer accounts that had purchased our products to over 21,000 as of June 30, 2014 as compared to over 13,500 customer accounts as of June 30, 2013. During this period, we significantly increased the size of our workforce, particularly in our sales and marketing and research and development ("R&D") organizations, expanded internationally, and invested in our operational infrastructure to support our growth. As a result of our significant investments in growth, we incurred a net loss in each of the three and six months ended June 30, 2014 and 2013. Our net loss for the three and six months ended June 30, 2014 was $4.6 million and $10.2 million, respectively, compared to $2.6 million and $6.6 million for the three and six months ended June 30, 2013.

During the three and six months ended June 30, 2014, there were 157 and 277 sales transactions greater than $100,000, respectively, compared to 80 and 157 for the corresponding periods in 2013.

Factors Affecting Our Performance
We believe that our performance and future success are dependent upon a number of factors, including our ability to continue to expand and further penetrate our customer base, innovate and enhance our products, and invest in our infrastructure. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address. See the section of this report titled “Risk Factors.”
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
Investment in Innovation and Advancement of Our Products
Our performance is also significantly dependent on the investments we make in our R&D efforts, and in our ability to continue to innovate, improve functionality, adapt to new technologies or changes to existing technologies, and allow our customers to analyze data from a large and expanding range of data stores. For example, we have recently been focusing on our cloud offering and in July 2013 we released Tableau Online, a cloud-based version of Tableau Server. We intend to continue to invest in product innovation and leadership, including hiring top technical talent, focusing on core technology innovation, and maintaining an agile organization that supports rapid release cycles.
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
Components of Operating Results
Revenues
License revenues.   License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. More than 90% of our license revenues for the quarter ended June 30, 2014 resulted from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. In addition, a small number of customers have purchased term or subscription licenses, under which we recognize the license fee ratably, on a straight-line basis, over the term of the license. In July 2013, we introduced Tableau Online, a subscription, cloud-based version of Tableau Server. To date, we have not derived a significant amount of revenues from term or subscription licenses.
Maintenance and services revenues.   Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a perpetual license, a customer also typically purchases one year of maintenance, and has the opportunity to purchase maintenance annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers in a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended March 31, 2014 was over 90%.
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
Cost of Revenues
Cost of license revenues.   Cost of license revenues primarily consists of referral fees paid to third parties. For Tableau Online, cost of license revenues is calculated through an allocation of shared costs, which was immaterial for the three and six months ended June 30, 2014.
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
We are subject to the continuous examinations of our income tax returns in various tax jurisdictions and such jurisdictions may assess additional income tax liabilities against us. We are currently under audit by the Internal Revenue Service for fiscal year 2012. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Recently Issued Accounting Standards
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. ASU 2014-09 provides retrospective or modified prospective methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the method of adoption and the impact that this standard will have on our consolidated financial statements.
As an “emerging growth company”, the Jumpstart Our Business Startups Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.    We will no longer be able to take advantage of this exemption beginning on December 31, 2014, when we will be deemed a large accelerated filer and, as a result, cease to be an "emerging growth company".

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$60,354	$33,518	$108,799	$59,944
Maintenance and services	30,319	16,366	56,425	29,958
Total revenues	90,673	49,884	165,224	89,902
Cost of revenues
License	131	110	295	286
Maintenance and services	8,509	4,236	15,538	7,610
Total cost of revenues (1)	8,640	4,346	15,833	7,896
Gross profit	82,033	45,538	149,391	82,006
Operating expenses
Sales and marketing (1)	50,050	27,565	89,371	51,237
Research and development (1)	25,990	14,135	48,164	27,076
General and administrative (1)	10,085	6,118	17,842	11,719
Total operating expenses	86,125	47,818	155,377	90,032
Operating loss	(4,092)	(2,280)	(5,986)	(8,026)
Other expense, net	(309)	(119)	(516)	(173)
Loss before income tax expense (benefit)	(4,401)	(2,399)	(6,502)	(8,199)
Income tax expense (benefit)	173	176	3,701	(1,589)
Net loss	$(4,574)	$(2,575)	$(10,203)	$(6,610)

(1) Stock based compensation expense included in the condensed consolidated statements of operations above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenues	$504	$105	$843	$178
Sales and marketing	4,302	1,245	7,461	2,064
Research and development	4,817	1,277	8,221	2,312
General and administrative	1,425	677	2,486	1,249

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Operations Data:	2014	2013	2014	2013
	(as a percentage of total revenues)
Revenues
License	66.6%	67.2%	65.8%	66.7%
Maintenance and services	33.4%	32.8%	34.2%	33.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
License	0.1%	0.2%	0.2%	0.3%
Maintenance and services	9.4%	8.5%	9.4%	8.5%
Total cost of revenues	9.5%	8.7%	9.6%	8.8%
Gross profit	90.5%	91.3%	90.4%	91.2%
Operating expenses
Sales and marketing	55.2%	55.3%	54.1%	57.0%
Research and development	28.7%	28.3%	29.2%	30.1%
General and administrative	11.1%	12.3%	10.8%	13.0%
Total operating expenses	95.0%	95.9%	94.1%	100.1%
Operating loss	(4.5)%	(4.6)%	(3.7)%	(8.9)%
Other expense, net	(0.3)%	(0.2)%	(0.3)%	(0.2)%
Loss before income tax expense (benefit)	(4.8)%	(4.8)%	(4.0)%	(9.1)%
Income tax expense (benefit)	0.2%	0.4%	2.2%	(1.7)%
Net loss	(5.0)%	(5.2)%	(6.2)%	(7.4)%

Comparison of Three and Six Months Ended June 30, 2014 and 2013

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	(dollars in thousands)
License	$60,354	$33,518	80.1%	$108,799	$59,944	81.5%
Maintenance and services	30,319	16,366	85.3%	56,425	29,958	88.3%
Total revenues	$90,673	$49,884	81.8%	165,224	89,902	83.8%

Total revenues were $90.7 million for the three months ended June 30, 2014 compared to $49.9 million for the three months ended June 30, 2013, an increase of $40.8 million, with 80% and 85% year-over-year growth in license and maintenance and services revenues, respectively. Total revenues growth was attributable to increased demand for our products and services from new and existing customers. For example, we added over 2,200 new customer accounts in the three months ended June 30, 2014. License revenues increased $26.8 million from the three months ended June 30, 2013 to the three months ended June 30, 2014 as we continued to increase sales both domestically and internationally. The increase in license revenues was a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 22% for the three months ended June 30, 2014 from 19% for the three months ended June 30, 2013.

Total revenues were $165.2 million for the six months ended June 30, 2014 compared to $89.9 million for the six months ended June 30, 2013, an increase of $75.3 million, with 82% and 88% year-over-year growth in license and maintenance and services revenues, respectively. Total revenues growth was attributable to increased demand for our products and services from new and existing customers. For example, we added over 4,000 new customer accounts in the six months ended June 30, 2014. License revenues increased $48.9 million from the six months ended June 30, 2013 to the six months ended June 30, 2014 as we continued to increase sales both domestically and internationally. The increase in license revenues was a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 22% for the six months ended June 30, 2014 from 19% for the six months ended June 30, 2013.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Cost of revenues	(dollars in thousands)
License	$131	$110	19.1%	$295	$286	3.1%
Maintenance and services	8,509	4,236	100.9%	15,538	7,610	104.2%
Total cost of revenues	$8,640	$4,346	98.8%	$15,833	$7,896	100.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross Margin
License	99.8%	99.7%	99.7%	99.5%
Maintenance and services	71.9%	74.1%	72.5%	74.6%
Total gross margin	90.5%	91.3%	90.4%	91.2%

Total cost of revenues was $8.6 million for the three months ended June 30, 2014 compared to $4.3 million for the three months ended June 30, 2013, an increase of $4.3 million. This increase was primarily due to the increased cost of providing maintenance and services to our expanding customer base. The $4.3 million increase in cost of maintenance and services revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014 was primarily related to an increase in compensation expense of $2.5 million due to increased headcount and $1.0 million in facilities and depreciation expense. Total gross margin decreased primarily due to an increased investment in our technical support and services organization for personnel and other costs to support our expanding customer base.

Total cost of revenues was $15.8 million for the six months ended June 30, 2014 compared to $7.9 million for the six months ended June 30, 2013, an increase of $7.9 million. This increase was primarily due to the increased cost of providing maintenance and services to our expanding customer base. The $7.9 million increase in cost of maintenance and services revenues from the six months ended June 30, 2013 to the six months ended June 30, 2014 was primarily related to an increase in compensation expense of $4.4 million due to increased headcount and $1.8 million in facilities and depreciation expense. Total gross margin decreased primarily due to an increased investment in our technical support and services organization for personnel and other costs to support our expanding customer base.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Operating expenses	(dollars in thousands)
Sales and marketing	$50,050	$27,565	81.6%	$89,371	$51,237	74.4%
Research and development	25,990	14,135	83.9%	48,164	27,076	77.9%
General and administrative	10,085	6,118	64.8%	17,842	11,719	52.2%
Total operating expenses	$86,125	$47,818	80.1%	$155,377	$90,032	72.6%

Sales and Marketing

Sales and marketing expenses were $50.1 million for the three months ended June 30, 2014 compared to $27.6 million for the three months ended June 30, 2013, an increase of $22.5 million. This increase was primarily due to an increase in compensation expense of $14.7 million resulting from increased sales headcount as we expanded our sales organization both domestically and internationally, as well as commissions on increased customer orders. The remainder of the increase was primarily attributable to $2.3 million in additional travel costs, $2.2 million in additional marketing costs and $2.3 million in facilities and depreciation expense.

Sales and marketing expenses were $89.4 million for the six months ended June 30, 2014 compared to $51.2 million for the six months ended June 30, 2013, an increase of $38.1 million. This increase was primarily due to an increase in compensation expense of $26.2 million resulting from increased sales headcount as we expanded our sales organization both domestically and internationally, as well as commissions on increased customer orders. The remainder of the increase was primarily attributable to $3.6 million in additional marketing costs, $3.1 million in additional travel costs and $4.3 million in facilities and depreciation expense.

Research and Development

R&D expenses were $26.0 million for the three months ended June 30, 2014 compared to $14.1 million for the three months ended June 30, 2013, an increase of $11.9 million. This increase was primarily due to an increase in compensation expense of $9.8 million resulting from increased headcount as part of our focus on further developing and enhancing our products and $1.4 million in facilities and depreciation expense.

R&D expenses were $48.2 million for the six months ended June 30, 2014 compared to $27.1 million for the six months ended June 30, 2013, an increase of $21.1 million. This increase was primarily due to an increase in compensation expense of $17.7 million resulting from increased headcount as part of our focus on further developing and enhancing our products and $2.6 million in facilities and depreciation expense.

General and Administrative

General and administrative expenses were $10.1 million for the three months ended June 30, 2014 compared to $6.1 million for the three months ended June 30, 2013, an increase of $4.0 million. This increase was primarily due to an increase in compensation expense of $2.1 million resulting from increased headcount to support our overall growth. The remainder of the increase was primarily attributable to professional service fees.

General and administrative expenses were $17.8 million for the six months ended June 30, 2014 compared to $11.7 million for the six months ended June 30, 2013, an increase of $6.1 million. This increase was primarily due to an increase in compensation expense of $3.6 million resulting from increased headcount to support our overall growth. The remainder of the increase was primarily attributable to professional service fees.

Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Other expense, net	$(309)	$(119)	$(516)	$(173)

Other expense, net increased primarily due to currency losses associated with foreign transactions.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Income tax expense (benefit)	$173	$176	$3,701	$(1,589)
Effective tax rate	(3.9)%	(7.3)%	(56.9)%	19.4%
Period specific items	$(255)	$—	$(1,016)	$(1,148)

Our effective tax rate was (56.9)% and 19.4% for the six months ended June 30, 2014 and 2013, respectively. The change in effective tax rate is primarily due to the expiration of the U.S. research and development tax credits and an increase in non-deductible stock-based compensation in 2014.

Non-GAAP Financial Measures
We believe that the use of non-GAAP gross profit and gross margin, non-GAAP operating income (loss) and operating margin, non-GAAP net income (loss), non-GAAP earnings (loss) per diluted common share and free cash flow is helpful to our investors. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States, or GAAP. Non-GAAP gross profit is calculated by excluding stock-based compensation expense attributable to cost of revenues from gross profit. Non-GAAP gross margin is the ratio calculated by dividing non-GAAP gross profit by revenues. Non-GAAP operating income (loss) is calculated by excluding stock-based compensation expense from operating income (loss). Non-GAAP operating margin is the ratio calculated by dividing non-GAAP operating income (loss) by revenues. Non-GAAP net income (loss) is calculated by excluding stock-based compensation expense, net of tax, from net income (loss). Non-GAAP earnings (loss) per diluted common share is calculated by dividing non-GAAP net income (loss) by weighted average diluted shares outstanding. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company's non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period. We calculate free cash flow as net cash provided by operating activities less net cash used in investing activities for purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening our balance sheet. All of our non-GAAP financial measures are important tools for financial and operational decision making and for evaluating our own operating results over different periods of time.
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

The following table summarizes our non-GAAP financial measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Non-GAAP gross profit	$82,537	$45,643	$150,234	$82,184
Non-GAAP gross margin	91.0%	91.5%	90.9%	91.4%
Non-GAAP operating income (loss)	6,956	1,024	13,025	(2,223)
Non-GAAP operating margin	7.7%	2.1%	7.9%	(2.5)%
Non-GAAP net income (loss)	3,190	316	2,839	(1,492)
Free cash flow *			17,992	3,308
* Cash flow presented on a six month basis only

The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Gross profit	$82,033	$45,538	$149,391	$82,006
Excluding: Stock-based compensation expense attributable to cost of revenues	504	105	843	178
Non-GAAP gross profit	$82,537	$45,643	$150,234	$82,184

The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Gross margin	90.5%	91.3%	90.4%	91.2%
Excluding: Stock-based compensation expense attributable to cost of revenues	0.6	0.2	0.5	0.2
Non-GAAP gross margin	91.0%	91.5%	90.9%	91.4%

The following table presents the reconciliation of operating loss to non-GAAP operating income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Operating loss	$(4,092)	$(2,280)	$(5,986)	$(8,026)
Excluding: Stock-based compensation expense	11,048	3,304	19,011	5,803
Non-GAAP operating income (loss)	$6,956	$1,024	$13,025	$(2,223)

The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Operating margin	(4.5)%	(4.6)%	(3.6)%	(8.9)%
Excluding: Stock-based compensation expense	12.2	6.6	11.5	6.5
Non-GAAP operating margin	7.7%	2.1%	7.9%	(2.5)%

The following table presents the reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net loss	$(4,574)	$(2,575)	$(10,203)	$(6,610)
Excluding: Stock-based compensation expense, net of tax	7,764	2,891	13,042	5,118
Non-GAAP net income (loss)	$3,190	$316	$2,839	$(1,492)

Non-GAAP net income (loss) per share attributable to common stockholders:
Basic and diluted	$0.05	$0.01	$0.04	$(0.04)
Weighted average shares used to compute non-GAAP net income (loss) per share attributable to common stockholders:
Basic and diluted	68,292	46,893	65,882	40,867

The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$32,470	$9,652
Less: Purchases of property and equipment	14,478	6,344
Free cash flow	$17,992	$3,308
Net cash used in investing activities	$(14,478)	$(6,344)
Net cash provided by financing activities	$356,631	$178,854

Non-GAAP Operating Income (Loss)
Non-GAAP operating income (loss) is a non-GAAP financial measure that we calculate as operating income (loss) excluding stock-based compensation expense. Non-GAAP operating income increased substantially from each of the three and six months ended June 30, 2013 to the corresponding periods in 2014 as a result of increased domestic and international demand for our products and services from new and existing customers, offset in part by increased operating expenses attributable to increased headcount.

Non-GAAP Net Income (Loss)

Non-GAAP net income (loss) is a non-GAAP financial measure that we calculate as net income (loss) excluding stock-based compensation expense, net of tax. Non-GAAP net income increased from each of the three and six months ended June 30, 2013 to the corresponding periods in 2014 as a result of increases in non-GAAP operating income.

Free Cash Flow

Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in investing activities for purchases of property and equipment. Free cash flow increased from the six months ended June 30, 2013 to the six months ended June 30, 2014 due to the increase in net cash provided by operating activities.

Liquidity and Capital Resources
Prior to our initial public offering, or IPO, in May 2013, we financed our operations primarily through cash flows generated by operations, and to a lesser extent the sale of preferred stock.
Our IPO resulted in proceeds to us of $177.0 million, net of underwriters’ discounts and commissions and offering expenses. In March 2014, we closed a follow on public offering resulting in proceeds to us of $344.0 million, net of underwriters’ discounts and commissions and offering expenses.
As of June 30, 2014, we had cash and cash equivalents totaling $627.3 million, accounts receivable, net of $56.4 million and $584.1 million of working capital.
The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	June 30,	December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$627,314	$252,674

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$32,470	$9,652
Net cash used in investing activities	(14,478)	(6,344)
Net cash provided by financing activities	356,631	178,854
Effect of exchange rate changes	17	(53)
Net increase in cash and cash equivalents	$374,640	$182,109
Cash and Cash Equivalents
As of June 30, 2014, our cash and cash equivalents were held for working capital purposes, a majority of which was held in cash deposits and money market funds. We intend to increase our capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $32.5 million for the six months ended June 30, 2014. The cash provided by operating activities was affected by a net loss of $10.2 million, stock-based compensation expense of $19.0 million, non-cash depreciation and amortization expense of $5.5 million related to capital expenditures, and a $14.0 million increase in deferred revenue. The increase in deferred revenue was primarily due to increased sales of maintenance agreements.

Net cash provided by operating activities was $9.7 million for the six months ended June 30, 2013, as a result of a net loss of $6.6 million, stock-based compensation expense and other non-cash charges of $8.5 million and a net change of $7.7 million in our operating assets and liabilities. The increase in our operating assets and liabilities was primarily attributable to a $11.0 million increase in deferred revenue. The increase in deferred revenue was primarily due to increased sales of maintenance agreements.
Investing Activities
Cash outflows for investing activities for the six months ended June 30, 2014 and 2013 were $14.5 million and $6.3 million, respectively. The cash used for these periods was primarily attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Cash inflows from our financing activities for the six months ended June 30, 2014 and 2013 were $356.6 million and $178.9 million, respectively. In the six months ended June 30, 2014, cash provided by financing activities was primarily due to proceeds of $344.1 million from our public offering which closed in March 2014 along with proceeds and excess tax benefits from the exercise of stock options. For the six months ended June 30, 2013, cash provided by financing activities was primarily due to proceeds of $177.0 million from our initial public offering which closed in May 2013.

Obligations and Commitments

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 27, 2014, as updated in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, filed with the SEC on May 7, 2014, we disclosed that we had approximately $37.2 million in outstanding obligations and commitments related to non-cancellable minimum lease payments. Other than the items discussed below, there have been no material changes to this disclosure as of June 30, 2014.

Also, during the second quarter of 2014, we entered into four additional lease agreements, with aggregate non-cancellable minimum lease payments of approximately $3.2 million. These payments are due and payable over the full term of each respective lease. See Item 1, "Financial Statements (Unaudited) - Note 6 - Commitments and Contingencies" for additional discussion of our principal contractual commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2014, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may be involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, employment, wage and hour, and other claims. For example, we have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement. We evaluate these claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us.
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
While we have achieved profitability on an annual basis over the past three years, we have not consistently achieved profitability on a quarterly basis during that same period. For example, we had net losses in the fourth quarter of 2012, the first and second quarters of 2013 and the first and second quarters of 2014. We expect expenses to increase substantially in the near term, particularly as we make significant investments in our sales and marketing organization, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products. In addition, in connection with operating as a public company, we are incurring additional significant legal, accounting and other expenses that we did not incur as a private company.
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
We have experienced rapid growth in a relatively short period of time. Our revenues grew from $89.9 million in the six months ended June 30, 2013 to $165.2 million in the six months ended June 30, 2014. Our number of full time employees increased from 930 as of June 30, 2013 to 1,532 as of June 30, 2014. During this period, we also expanded our operations in countries outside the United States.
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

•	spreadsheet software providers, such as Microsoft Corporation; and

•	new and emerging business analytics software companies, such as Qlik Technologies Inc., or Qlik, and TIBCO Spotfire (a subsidiary of TIBCO Software Inc.).

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
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. These larger transactions may involve significant customer negotiation. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000, which have been increasing, have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
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
Our new products or product enhancements, such as Tableau Online and our most recent release, Tableau 8.2, and changes to our existing software could fail to attain sufficient market acceptance for many reasons, including:

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
In recent years, we believe that companies have begun to expect that key software be provided through a SaaS model, and customers may eventually require that we provide our product via a SaaS deployment. In July 2013 we launched Tableau Online, our cloud-based service that provides our software's core capabilities as a commercial SaaS offering. We anticipate using our current cash or future cash flows to fund further development of this product, and we may encounter difficulties that cause our costs to exceed our current expectations. Moreover, as demand increases, we will need to make additional investments in related infrastructure such as server farms, data centers, network bandwidth and technical operations personnel. All of these investments will negatively affect our operating results. Even if we make these investments, we may be unsuccessful in achieving significant market acceptance of this new product. Moreover, sales of a potential future SaaS offering by our competitors could adversely affect sales of all of our existing products. In addition, increasing sales of our SaaS offering could cannibalize license sales of our on-premise desktop and server products to our existing and prospective customers, which could negatively impact our overall sales growth. The migration of our customers to a SaaS model would also change the manner in which we recognize revenue, which could adversely affect our operating results and business operations.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 78% of our total revenues in the six months ended June 30, 2014 was derived from sales within the United States and Canada. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:

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
As of June 30, 2014, we had 11 issued U.S. patents covering our technology and15 patent applications pending for examination in the United States. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
We generally conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure is aligned with our international operations, with many of our international subsidiaries held by our wholly-owned subsidiary in Ireland, which provides order processing, technical and administrative support to all of our international operations, except for Canada and Japan. Such intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

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
Risks Related to Ownership of Our Class A Common Stock
Our stock price has been and will likely continue to be volatile or may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders.
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock’s daily closing price on the New York Stock Exchange has ranged from $48.53 to $100.28 through August 4, 2014. On August 4, 2014, the closing price of our Class A common stock was $63.42.
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

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	changes in our board of directors or management;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	lawsuits threatened or filed against us;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic conditions in the United States and abroad; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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
In addition, as of June 30, 2014, we had options outstanding that, if fully exercised, would result in the issuance of approximately 9.6 million shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Holders of approximately 6.8 million shares of Class A and Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for Tableau or other stockholders.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2014, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 87% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, which include funds affiliated with New Enterprise Associates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs and will make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after December 31, 2014 when we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August 2014.

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