Form 10-Q/A
period 2014-06-30
Tableau Software Inc
filed 2014-08-11
CIK 1303652

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

EXPLANATORY NOTE

Tableau Software, Inc. is filing this Amendment No. 1 ("Amendment") to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which was originally filed with the Securities and Exchange Commission on August 8, 2014 ("the Quarterly Report"). This Amendment amends the certification of the Chief Executive Officer and Chief Financial Officer originally filed as Exhibit 32.1, which inadvertently omitted the electronic signature. The certification was fully executed on August 8, 2014 and was in our possession at the time of filing the Quarterly Report.

This Amendment should be read in conjunction with the Quarterly Report, which continues to speak as of the date of the Quarterly Report. Other than as set forth above, the Amendment does not modify or update disclosures in the Quarterly Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update any related or other disclosures.

ITEM 6.    EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Eexecutive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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