Form 10-Q
period 2014-09-30
Tableau Software Inc
filed 2014-11-07
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 4, 2014, there were approximately 44,649,460 shares of the registrant's Class A common stock and 24,686,254 shares of the registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$644,516	$252,674
Accounts receivable, net of allowance for doubtful accounts of $750 and $805	67,497	61,158
Prepaid expenses and other current assets	9,322	7,180
Income taxes receivable	2,094	2,033
Deferred income taxes	9,367	9,136
Total current assets	732,796	332,181
Property and equipment, net	38,799	21,338
Deferred income taxes	774	589
Deposits and other assets	1,526	819
Total assets	$773,895	$354,927
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,426	$2,178
Accrued compensation and employee related benefits	27,113	27,187
Accrued liabilities	13,959	8,456
Income taxes payable	234	178
Deferred revenue	93,306	66,290
Total current liabilities	140,038	104,289
Deferred revenue	6,884	3,264
Other long-term liabilities	4,812	2,714
Total liabilities	151,734	110,267
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 24,691,681 and 33,421,033 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3	4
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 44,631,686 and 28,777,653 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	4	3
Additional paid-in capital	631,521	239,406
Accumulated other comprehensive income (loss)	149	(71)
Retained earnings (accumulated deficit)	(9,516)	5,318
Total stockholders’ equity	622,161	244,660
Total liabilities and stockholders’ equity	$773,895	$354,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Revenues
License	$69,763	$41,951	$178,562	$101,895
Maintenance and services	34,706	19,128	91,131	49,086
Total revenues	104,469	61,079	269,693	150,981
Cost of revenues
License	273	237	568	523
Maintenance and services	9,268	4,341	24,806	11,951
Total cost of revenues (1)	9,541	4,578	25,374	12,474
Gross profit	94,928	56,501	244,319	138,507
Operating expenses
Sales and marketing (1)	58,565	32,189	147,936	83,426
Research and development (1)	29,022	15,438	77,186	42,514
General and administrative (1)	11,111	6,345	28,953	18,064
Total operating expenses	98,698	53,972	254,075	144,004
Operating income (loss)	(3,770)	2,529	(9,756)	(5,497)
Other income (expense), net	353	(177)	(163)	(350)
Income (loss) before income tax expense (benefit)	(3,417)	2,352	(9,919)	(5,847)
Income tax expense (benefit)	1,214	(89)	4,915	(1,678)
Net income (loss)	$(4,631)	$2,441	$(14,834)	$(4,169)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.07)	$0.04	$(0.22)	$(0.09)
Diluted	$(0.07)	$0.03	$(0.22)	$(0.09)

Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	68,966	59,143	66,923	47,093
Diluted	68,966	71,348	66,923	47,093

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenues	$614	$113	$1,457	$291
Sales and marketing	4,810	1,442	12,271	3,506
Research and development	5,550	1,473	13,771	3,785
General and administrative	1,539	702	4,025	1,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$(4,631)	$2,441	$(14,834)	$(4,169)
Other comprehensive income (loss):
Foreign currency translation adjustment	117	(5)	220	(41)
Comprehensive income (loss)	$(4,514)	$2,436	$(14,614)	$(4,210)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Operating activities
Net loss	$(14,834)	$(4,169)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	9,473	4,580
Provision for doubtful accounts	(26)	230
Stock-based compensation expense	31,524	9,533
Excess tax benefit from stock-based compensation	(3,758)	(823)
Deferred income taxes	3,532	701
Changes in operating assets and liabilities
Accounts receivable	(7,398)	(13,479)
Prepaid expenses, deposits and other assets	(2,910)	(2,812)
Income taxes receivable	(61)	(3,453)
Deferred revenue	32,232	19,527
Accounts payable and accrued liabilities	9,102	9,028
Income taxes payable	66	216
Net cash provided by operating activities	56,942	19,079
Investing activities
Purchase of property and equipment	(26,588)	(11,515)
Sale of property and equipment	1,694	—
Net cash used in investing activities	(24,894)	(11,515)
Financing activities
Proceeds from public offering, net of underwriters' discount and offering costs	344,077	176,974
Proceeds from exercise of stock options	12,714	1,672
Excess tax benefit from stock-based compensation	3,758	823
Net cash provided by financing activities	360,549	179,469
Effect of exchange rate changes on cash and cash equivalents	(755)	2
Net increase in cash and cash equivalents	391,842	187,035
Cash and cash equivalents
Beginning of period	252,674	39,302
End of period	$644,516	$226,337

Supplemental information
Accrued purchases of property and equipment	$3,649	$3,155
Estimated asset retirement obligations recognized	667	—
Property and equipment acquired under build-to-suit lease	11,600	—
Property and equipment sold in sale-leaseback transaction	11,600	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business

Tableau Software, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company,” "we," "us" or "our") are headquartered in Seattle, Washington. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently make four key products: Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a cloud-based hosted version of Tableau Server; and Tableau Public, a free cloud-based platform for analyzing and sharing public data.
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

Public Offerings

In May 2013, we completed our initial public offering ("IPO") whereby 9,430,000 shares of Class A common stock were sold to the public at a price of $31.00 per share. We sold 6,230,000 shares of Class A common stock and the selling stockholders sold 3,200,000 shares of Class A common stock. We received aggregate proceeds of $177.0 million from the IPO, net of underwriters' discounts and commissions and offering expenses. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into shares of Class B common stock.

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

Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer’s financial condition and generally collateral is not required. As of September 30, 2014 and December 31, 2013, no individual customer accounted for 10% or more of total accounts receivable. For the three and nine months ended September 30, 2014 and 2013, no individual customer represented 10% or more of our total revenues.

Leases and Asset Retirement Obligations

Leases are categorized at their inception as either operating or capital leases. Within some lease agreements, rent holidays and other incentives are included. Lease costs are recognized on a straight-line basis, over the term of the agreement generally beginning once control of the space is achieved, without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement.

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

Liabilities are established for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Assets are recorded to increase the carrying amount of the related long-lived assets in the period in which the obligation is incurred. Such assets are depreciated over the estimated useful life of the asset, and the recorded liabilities are accreted to the future value of the estimated retirement costs.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. ASU 2014-09 provides retrospective or modified prospective methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the method of adoption and the impact that this standard will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 related to going concern. The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Though permitted, we do not plan to early adopt. We do not believe that this standard will have a significant impact on our consolidated financial statements.

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
Note 4. Stock-Based Compensation

A summary of the option activity under our equity incentive plan during the nine months ended September 30, 2014 is presented below:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 31, 2013	12,236,400	$7.64
Options exercised	(3,089,585)	4.12
Options canceled	(161)	25.91
Options forfeited	(189,327)	13.67
Options outstanding at September 30, 2014	8,957,327	$8.73	7.22	$572,544
Vested and expected to vest at September 30, 2014	8,773,499	$8.64	7.20	$561,558
Exercisable at September 30, 2014	4,778,878	$6.60	6.54	$315,625

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

The following provides a summary of our RSU activity during the nine months ended September 30, 2014:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU

RSUs outstanding at December 31, 2013	574,350	$64.06
RSUs granted	1,817,802	78.26
RSUs vested	(35,096)	59.80
RSUs forfeited	(61,008)	80.10
RSUs outstanding at September 30, 2014	2,296,048	$74.94

Stock-based compensation expense is amortized using the straight-line method over the requisite service period. As of September 30, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to stock options and unvested RSUs was approximately $161.1 million, which is expected to be recognized over a period of approximately 3.3 years.

The summary of shares available for issuance for equity based awards (including stock options and RSUs) for the nine months ended September 30, 2014 are as follows:

Shares Available for Grant
Balances at December 31, 2013	5,313,281
Authorized	3,109,934
Granted	(1,817,802)
Canceled	161
Forfeited	250,335
Balances at September 30, 2014	6,855,909
Note 5. Income Taxes

Our income tax expense or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was (35.5)% and (3.8)% for the three months ended September 30, 2014 and 2013, and (49.6)% and 28.7% for the nine months ended September 30, 2014 and 2013, respectively. The change in effective tax rates over both the three and nine month periods is a result of the expiration of the U.S. research and development tax credits as of December 31, 2013 and an increase in non-deductible stock-based compensation in 2014.

During the nine months ended September 30, 2014, we recognized income tax expense of $4.9 million, which includes $1.3 million of discrete tax benefits relating primarily to disqualifying dispositions on incentive stock options. During the nine months ended September 30, 2013, we recognized an income tax benefit of $1.7 million, which included $1.1 million of discrete tax benefits relating to the reinstatement of the U.S. research and development tax credits.

Note 6. Commitments and Contingencies
As of September 30, 2014, our principal obligations consisted of obligations outstanding under non-cancellable leases. We lease our facilities under operating leases that expire at various dates through 2025. The following table represents our non-cancellable minimum lease payments as of September 30, 2014 (in thousands):

Period Ending	Amount
Remainder of 2014	$2,441
2015	9,334
2016	8,521
2017	7,883
2018	7,200
Thereafter	32,398
Total	$67,777
On February 5, 2014, we entered into a ten year lease agreement, which began in August 2014, upon completion of leasehold improvements. The lease includes two optional renewal periods of five years each. During the second quarter of 2014, we capitalized $11.6 million into construction in progress and recorded a corresponding long-term liability for build-to-suit lease agreements under which we were considered the owner, for accounting purposes, during the construction period. During the third quarter of 2014, at the end of the construction period, we met the criteria for sale-leaseback and therefore decapitalized $11.6 million in construction in progress and removed the corresponding long term liability. We have no continuing involvement in the property, other than a normal leaseback.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
United States and Canada	$80,360	$49,887	$208,730	$122,905
International	24,109	11,192	60,963	28,076
Total revenues	$104,469	$61,079	$269,693	$150,981

Note 8. Net Income (Loss) Per Share
Immediately prior to the closing of our IPO in May 2013, all outstanding shares of our Series A preferred stock and Series B preferred stock were converted into Class B common stock. We issued 6,230,000 shares of Class A common stock in the IPO. In addition, 3,200,000 shares of Class B common stock (including 2,000,000 shares of Class B common stock issued upon the conversion of our preferred stock) held by our existing stockholders were converted into Class A common stock and sold in the IPO. As a result, as of September 30, 2014, Class A and Class B common stock are the only outstanding classes of capital stock of the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each holder of Class B common stock is entitled to ten votes per share and each share of Class A common stock is entitled to one vote per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions.

Net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities for periods in which we have net income. As all shares of Series A and Series B preferred stock were converted into shares of Class B common stock in connection with our IPO, there have been no shares of preferred stock outstanding since the IPO, and therefore there was no allocation to preferred shares in the three and nine months ended September 30, 2014 and 2013.

The following table presents the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Basic net income (loss) attributable to common stockholders:
Net income (loss)	$(4,631)	$2,441	$(14,834)	$(4,169)
Weighted average shares used to compute basic net income (loss) per share	68,966	59,143	66,923	47,093
Net income (loss) per share attributable to common stockholders - basic	$(0.07)	$0.04	$(0.22)	$(0.09)
Diluted net income (loss) attributable to common stockholders:
Net income (loss)	$(4,631)	$2,441	$(14,834)	$(4,169)
Weighted average shares used to compute basic net income (loss) per share	68,966	59,143	66,923	47,093
Effect of potentially dilutive shares:
Stock awards	—	12,205	—	—
Weighted average shares used to compute diluted net income (loss) per share	68,966	71,348	66,923	47,093
Net income (loss) per share attributable to common stockholders - diluted	$(0.07)	$0.03	$(0.22)	$(0.09)

For the three months ended September 30, 2014 and the nine months ended September 30, 2014 and 2013, outstanding stock awards were antidilutive because of our net loss, and as such, their effect has not been included in the calculation of basic or diluted net loss per share attributable to common stockholders.

The following shares subject to outstanding common stock awards were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Shares subject to outstanding common stock awards	11,253	6	11,253	15,468

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

The following table presents the fair value of our financial assets using the fair value hierarchy:

	September 30, 2014
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$626,045	$—	$—	$626,045

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$238,810	$—	$—	$238,810

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
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions, and non-profits. As of September 30, 2014, we had over 23,000 customer accounts located in over 100 different countries. We define a customer account as a purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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
We generate revenues in the form of license fees and related maintenance and services fees. License revenues reflect the revenues recognized from sales of licenses to new customer accounts and additional licenses to existing customer accounts. License fees include perpetual, term, and subscription license fees. Fees from perpetual licenses comprised more than 90% of our license revenues for the three and nine months ended September 30, 2014. Maintenance and services revenues reflect the revenues recognized from fees paid for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a license, a customer also typically purchases one year of maintenance service and has the opportunity to purchase maintenance service annually thereafter. We expect maintenance and services revenues to become a larger percentage of our total revenues as our customer base grows.
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
With approximately 23% of our total revenues from customers located outside the United States and Canada in both the three and nine months ended September 30, 2014, we believe there is significant opportunity to expand our international business. Our products currently support eight languages and we are aggressively expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We have been growing rapidly in recent periods. Our total revenues for the three and nine months ended September 30, 2014 were $104.5 million and $269.7 million, respectively, compared to $61.1 million and $151.0 million for the three and nine months ended September 30, 2013, respectively. We increased the total number of customer accounts that had purchased our products to over 23,000 as of September 30, 2014 as compared to over 15,000 customer accounts as of September 30, 2013.
During the three and nine months ended September 30, 2014, we significantly increased the size of our workforce, particularly in our sales and marketing and research and development ("R&D") organizations, expanded internationally, and invested in our operational infrastructure to support our growth. As a result of our significant investments in growth, we incurred a net loss in both of the three and nine months ended September 30, 2014. Our net loss for the three and nine months ended September 30, 2014 was $4.6 million and $14.8 million, respectively, compared to net income of $2.4 million for the three months ended September 30, 2013 and net loss of $4.2 million for the nine months ended September 30, 2013.
During the three and nine months ended September 30, 2014, there were 200 and 477 sales transactions greater than $100,000, respectively, compared to 119 and 276 for the corresponding periods in 2013.

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
Investment in Infrastructure
We have made and expect to continue to make substantial investments in our infrastructure in connection with enhancing and expanding our operations domestically and internationally. We expect to continue to open new offices internationally and domestically. Our international expansion efforts have resulted and will result in increased costs and are subject to a variety of risks, including those associated with communication and integration problems resulting from geographic dispersion and language and cultural differences, and compliance with laws of multiple countries. Moreover, the investments we have made and will make in our international organization may not result in our expected benefits. We currently expect to rely on our current cash on hand and cash generated from our operations to fund these investments. These costs could adversely affect our operating results.
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
Components of Operating Results
Revenues
License revenues.   License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. More than 90% of our license revenues for the quarter ended September 30, 2014 resulted from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied. In addition, a small number of customers have purchased term or subscription licenses, under which we recognize the license fee ratably, on a straight-line basis, over the term of the license. In July 2013, we introduced Tableau Online, a subscription, cloud-based version of Tableau Server. To date, we have not derived a significant amount of revenues from term or subscription licenses.
Maintenance and services revenues.   Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a perpetual license, a customer also typically purchases one year of maintenance, and has the opportunity to purchase maintenance annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers in a

12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended June 30, 2014 was over 90%.
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
Cost of Revenues
Cost of license revenues.   Cost of license revenues primarily consists of referral fees paid to third parties. For Tableau Online, cost of license revenues is calculated through an allocation of shared costs, which was immaterial for the three and nine months ended September 30, 2014.
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
We generally conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure and intercompany arrangements align with the international expansion of our business activities. The application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine the manner in which we operate our business is not consistent with the manner in which we report our income to the jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in tax laws or the interpretation of such tax laws, such as the Base Erosion Profit Shifting ("BEPS") project initiated by the Organization for Economic Co-operation and Development ("OECD") and recent announcements by Ireland's Minister for Finance related to its 2015 budget.
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
We are subject to the continuous examinations of our income tax returns in various tax jurisdictions and such jurisdictions may assess additional income tax liabilities against us. We are currently under audit by the Internal Revenue Service for taxable years 2012 and 2013. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
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

Leases and Asset Retirement Obligations
Leases are categorized at their inception as either operating or capital leases. Within some lease agreements, rent holidays and other incentives are included. Lease costs are recognized on a straight-line basis, over the term of the agreement generally beginning once control of the space is achieved, without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement.
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
Liabilities are established for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Assets are recorded to increase the carrying amount of the related long-lived assets in the period in which the obligation is incurred. Such assets are depreciated over the estimated useful life of the asset, and the recorded liabilities are accreted to the future value of the estimated retirement costs.
Recent Accounting Pronouncements
In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. ASU 2014-09 provides retrospective or modified prospective methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the method of adoption and the impact that this standard will have on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15 related to going concern. The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Though permitted, we do not plan to early adopt. We do not believe that this standard will have a significant impact on our consolidated financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$69,763	$41,951	$178,562	$101,895
Maintenance and services	34,706	19,128	91,131	49,086
Total revenues	104,469	61,079	269,693	150,981
Cost of revenues
License	273	237	568	523
Maintenance and services	9,268	4,341	24,806	11,951
Total cost of revenues (1)	9,541	4,578	25,374	12,474
Gross profit	94,928	56,501	244,319	138,507
Operating expenses
Sales and marketing (1)	58,565	32,189	147,936	83,426
Research and development (1)	29,022	15,438	77,186	42,514
General and administrative (1)	11,111	6,345	28,953	18,064
Total operating expenses	98,698	53,972	254,075	144,004
Operating income (loss)	(3,770)	2,529	(9,756)	(5,497)
Other income (expense), net	353	(177)	(163)	(350)
Income (loss) before income tax expense (benefit)	(3,417)	2,352	(9,919)	(5,847)
Income tax expense (benefit)	1,214	(89)	4,915	(1,678)
Net Income (loss)	$(4,631)	$2,441	$(14,834)	$(4,169)

(1) Stock based compensation expense included in the condensed consolidated statements of operations above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenues	$614	$113	$1,457	$291
Sales and marketing	4,810	1,442	12,271	3,506
Research and development	5,550	1,473	13,771	3,785
General and administrative	1,539	702	4,025	1,951

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Condensed Consolidated Statements of Operations Data:	(as a percentage of total revenues)
Revenues
License	66.8%	68.7%	66.2%	67.5%
Maintenance and services	33.2%	31.3%	33.8%	32.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
License	0.3%	0.4%	0.2%	0.3%
Maintenance and services	8.9%	7.1%	9.2%	7.9%
Total cost of revenues	9.1%	7.5%	9.4%	8.3%
Gross profit	90.9%	92.5%	90.6%	91.7%
Operating expenses
Sales and marketing	56.1%	52.7%	54.9%	55.3%
Research and development	27.8%	25.3%	28.6%	28.2%
General and administrative	10.6%	10.4%	10.7%	12.0%
Total operating expenses	94.5%	88.4%	94.2%	95.4%
Operating income (loss)	(3.6)%	4.1%	(3.6)%	(3.6)%
Other expense, net	0.3%	(0.3)%	(0.1)%	(0.2)%
Income (loss) before income tax expense (benefit)	(3.3)%	3.9%	(3.7)%	(3.9)%
Income tax expense (benefit)	1.2%	(0.1)%	1.8%	(1.1)%
Net income (loss)	(4.4)%	4.0%	(5.5)%	(2.8)%

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	(dollars in thousands)
License	$69,763	$41,951	66.3%	$178,562	$101,895	75.2%
Maintenance and services	34,706	19,128	81.4%	91,131	49,086	85.7%
Total revenues	$104,469	$61,079	71.0%	269,693	150,981	78.6%

Total revenues were $104.5 million for the three months ended September 30, 2014 compared to $61.1 million for the three months ended September 30, 2013, an increase of $43.4 million, with 66% and 81% year-over-year growth in license and maintenance and services revenues, respectively. Total revenue growth was attributable to increased demand for our products and services from new and existing customers. For example, we added over 2,500 new customer accounts in the three months ended September 30, 2014. License revenues increased $27.8 million from the three months ended September 30, 2013 to the three months ended September 30, 2014 as we continued to increase sales both domestically and internationally. The increase in license revenues was a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 23% for the three months ended September 30, 2014 from 18% for the three months ended September 30, 2013.

Total revenues were $269.7 million for the nine months ended September 30, 2014 compared to $151.0 million for the nine months ended September 30, 2013, an increase of $118.7 million, with 75% and 86% year-over-year growth in license and maintenance and services revenues, respectively. Total revenue growth was attributable to increased demand for our products and services from new and existing customers. For example, we added over 6,500 new customer accounts in the nine months ended September 30, 2014. License revenues increased $76.7 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 as we continued to increase sales both domestically and internationally. The increase in license revenues was a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 23% for the nine months ended September 30, 2014 from 19% for the nine months ended September 30, 2013.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Cost of revenues	(dollars in thousands)
License	$273	$237	15.2%	$568	$523	8.6%
Maintenance and services	9,268	4,341	113.5%	24,806	11,951	107.6%
Total cost of revenues	$9,541	$4,578	108.4%	$25,374	$12,474	103.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross Margin
License	99.6%	99.4%	99.7%	99.5%
Maintenance and services	73.3%	77.3%	72.8%	75.7%
Total gross margin	90.9%	92.5%	90.6%	91.7%

Total cost of revenues was $9.5 million for the three months ended September 30, 2014 compared to $4.6 million for the three months ended September 30, 2013, an increase of $5.0 million. This increase was primarily due to the cost of providing maintenance and services to our expanding customer base, including an increase in compensation expense of $3.0 million related to increased headcount and $1.2 million in facilities and allocated overhead costs. Total gross margin decreased primarily due to an increased investment in our technical support and services organization for personnel and other costs to support our expanding customer base.

Total cost of revenues was $25.4 million for the nine months ended September 30, 2014 compared to $12.5 million for the nine months ended September 30, 2013, an increase of $12.9 million. This increase was primarily due to the cost of providing maintenance and services to our expanding customer base, including an increase in compensation expense of $7.4 million related to increased headcount, $3.1 million in facilities and allocated overhead costs and $1.0 million in additional travel costs. Total gross margin decreased primarily due to an increased investment in our technical support and services organization for personnel and other costs to support our expanding customer base.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Operating expenses	(dollars in thousands)
Sales and marketing	$58,565	$32,189	81.9%	$147,936	$83,426	77.3%
Research and development	29,022	15,438	88.0%	77,186	42,514	81.6%
General and administrative	11,111	6,345	75.1%	28,953	18,064	60.3%
Total operating expenses	$98,698	$53,972	82.9%	$254,075	$144,004	76.4%

Sales and Marketing

Sales and marketing expenses were $58.6 million for the three months ended September 30, 2014 compared to $32.2 million for the three months ended September 30, 2013, an increase of $26.4 million. This increase was primarily due to an increase in compensation expense of $17.2 million resulting from increased sales headcount as we expanded our sales organization both domestically and internationally, as well as commissions on increased customer orders. The remainder of the increase was primarily attributable to an increase of $4.9 million in marketing costs related to conferences and trade shows, advertising and public relations, $2.8 million in facilities and allocated overhead costs and $1.5 million in additional travel costs.

Sales and marketing expenses were $147.9 million for the nine months ended September 30, 2014 compared to $83.4 million for the nine months ended September 30, 2013, an increase of $64.5 million. This increase was primarily due to an increase in compensation expense of $43.4 million resulting from increased sales headcount as we expanded our sales organization both domestically and internationally, as well as commissions on increased customer orders. The remainder of the increase was primarily attributable to an increase of $8.5 million in marketing costs related to conferences and trade shows, advertising and public relations, $7.1 million in facilities and allocated overhead costs and $4.5 million in additional travel costs.

Research and Development

R&D expenses were $29.0 million for the three months ended September 30, 2014 compared to $15.4 million for the three months ended September 30, 2013, an increase of $13.6 million. This increase was primarily due to an increase in compensation expense of $11.6 million resulting from increased headcount as part of our focus on further developing and enhancing our products and an increase of $1.7 million in facilities and allocated overhead costs.

R&D expenses were $77.2 million for the nine months ended September 30, 2014 compared to $42.5 million for the nine months ended September 30, 2013, an increase of $34.7 million. This increase was primarily due to an increase in compensation expense of $29.2 million resulting from increased headcount as part of our focus on further developing and enhancing our products and an increase of $4.3 million in facilities and allocated overhead costs.

General and Administrative

General and administrative expenses were $11.1 million for the three months ended September 30, 2014 compared to $6.3 million for the three months ended September 30, 2013, an increase of $4.8 million. This increase was primarily due to an increase in compensation expense of $2.9 million resulting from increased headcount to support our overall growth. The remainder of the increase was primarily attributable to an increase of $1.0 million in professional service fees and $0.5 million in facilities and allocated overhead costs.

General and administrative expenses were $29.0 million for the nine months ended September 30, 2014 compared to $18.1 million for the nine months ended September 30, 2013, an increase of $10.9 million. This increase was primarily due to an increase in compensation expense of $6.5 million resulting from increased headcount to support our overall growth. The remainder of the increase was primarily attributable to an increase of $2.2 million in professional service fees and $1.0 million in facilities and allocated overhead costs.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Other income (expense), net	$353	$(177)	$(163)	$(350)

Other income (expense), net increased primarily due to currency gains associated with foreign transactions and interest income on available cash balances.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Income tax expense (benefit)	$1,214	$(89)	$4,915	$(1,678)
Effective tax rate	(35.5)%	(3.8)%	(49.6)%	28.7%
Period specific items	$(309)	$—	$(1,325)	$(1,148)
Our effective tax rate was (35.5)% and (3.8)% for the three months ended September 30, 2014 and 2013, and (49.6)% and 28.7% for the nine months ended September 30, 2014 and 2013, respectively. The change in effective tax rates over both the three and nine month periods is a result of the expiration of the U.S. research and development tax credits as of December 31, 2013 and an increase in non-deductible stock-based compensation in 2014.
During the nine months ended September 30, 2014, we recognized income tax expense of $4.9 million, which includes $1.3 million of discrete tax benefits relating primarily to disqualifying dispositions on incentive stock options. During the nine months ended September 30, 2013, we recognized an income tax benefit of $1.7 million, which included $1.1 million of discrete tax benefits relating to the reinstatement of the U.S. research and development tax credits.
Non-GAAP Financial Measures
We believe that the use of non-GAAP gross profit and gross margin, non-GAAP operating income (loss) and operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per basic and diluted common share and free cash flow is helpful to our investors. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States, or GAAP. Non-GAAP gross profit is calculated by excluding stock-based compensation expense attributable to cost of revenues from gross profit. Non-GAAP gross margin is the ratio calculated by dividing non-GAAP gross profit by revenues. Non-GAAP operating income (loss) is calculated by excluding stock-based compensation expense from operating income (loss). Non-GAAP operating margin is the ratio calculated by dividing non-GAAP operating income (loss) by revenues. Non-GAAP net income (loss) is calculated by excluding stock-based compensation expense, net of tax, from net income (loss). Non-GAAP net income (loss) per basic and diluted common share is calculated by dividing non-GAAP net income (loss) by the basic and diluted weighted average shares outstanding as presented in the calculation of GAAP net income (loss) per share. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company's non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period. We calculate free cash flow as net cash provided by operating activities less net cash used in investing activities for purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening our balance sheet. All of our non-GAAP financial measures are important tools for financial and operational decision making and for evaluating our own operating results over different periods of time.
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

The following table summarizes our non-GAAP financial measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Non-GAAP gross profit	$95,542	$56,614	$245,776	$138,798
Non-GAAP gross margin	91.5%	92.7%	91.1%	91.9%
Non-GAAP operating income	8,743	6,259	21,768	4,036
Non-GAAP operating margin	8.4%	10.2%	8.1%	2.7%
Non-GAAP net income	3,882	5,554	6,721	4,062
Free cash flow *			30,354	7,564
* Cash flow presented on a nine month basis only

The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Gross profit	$94,928	$56,501	$244,319	$138,507
Excluding: Stock-based compensation expense attributable to cost of revenues	614	113	1,457	291
Non-GAAP gross profit	$95,542	$56,614	$245,776	$138,798
The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Gross margin	90.9%	92.5%	90.6%	91.7%
Excluding: Stock-based compensation expense attributable to cost of revenues	0.6%	0.2%	0.5%	0.2%
Non-GAAP gross margin	91.5%	92.7%	91.1%	91.9%
The following table presents the reconciliation of operating income (loss) to non-GAAP operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating income (loss)	$(3,770)	$2,529	$(9,756)	$(5,497)
Excluding: Stock-based compensation expense	12,513	3,730	31,524	9,533
Non-GAAP operating income	$8,743	$6,259	$21,768	$4,036
The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating margin	(3.6)%	4.1%	(3.6)%	(3.6)%
Excluding: Stock-based compensation expense	12.0%	6.1%	11.7%	6.3%
Non-GAAP operating margin	8.4%	10.2%	8.1%	2.7%

The following table presents the reconciliation of net income (loss) to non-GAAP net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$(4,631)	$2,441	$(14,834)	$(4,169)
Excluding: Stock-based compensation expense, net of tax	8,513	3,113	21,555	8,231
Non-GAAP net income	$3,882	$5,554	$6,721	$4,062

Non-GAAP net income per share attributable to common stockholders:
Basic	$0.06	$0.09	$0.10	$0.09
Diluted	$0.06	$0.08	$0.10	$0.09
Weighted average shares used to compute non-GAAP net income per share attributable to common stockholders:
Basic	68,966	59,143	66,923	47,093
Diluted	68,966	71,348	66,923	47,093

The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$56,942	$19,079
Less: Purchases of property and equipment	26,588	11,515
Free cash flow	$30,354	$7,564
Net cash used in investing activities	$(24,894)	$(11,515)
Net cash provided by financing activities	$360,549	$179,469

Non-GAAP Operating Income
Non-GAAP operating income increased substantially from each of the three and nine months ended September 30, 2013 to the corresponding periods in 2014 as a result of increased domestic and international demand for our products and services from new and existing customers, offset in part by increased operating expenses attributable to increased headcount.

Non-GAAP Net Income

Non-GAAP net income for the three months ended September 30, 2014 decreased as compared to the corresponding period in 2013 as a result of the net loss during the three months ended September 30, 2014. Non-GAAP net income for the nine months ended September 30, 2014 increased as compared to the corresponding period in 2013 as a result of increases in non-GAAP operating income.

Free Cash Flow

Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in investing activities for purchases of property and equipment. Free cash flow increased from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 primarily due to the increase in net cash provided by operating activities.

Liquidity and Capital Resources
Prior to our initial public offering, or IPO, in May 2013, we financed our operations primarily through cash flows generated by operations, and to a lesser extent the sale of preferred stock.
Our IPO resulted in proceeds to us of $177.0 million, net of underwriters’ discounts and commissions and offering expenses. In March 2014, we closed a follow on public offering resulting in proceeds to us of $344.1 million, net of underwriters’ discounts and commissions and offering expenses.
As of September 30, 2014, we had cash and cash equivalents totaling $644.5 million, accounts receivable, net of $67.5 million and $592.8 million of working capital.
The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	September 30,	December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$644,516	$252,674

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$56,942	$19,079
Net cash used in investing activities	(24,894)	(11,515)
Net cash provided by financing activities	360,549	179,469
Effect of exchange rate changes	(755)	2
Net increase in cash and cash equivalents	$391,842	$187,035
Cash and Cash Equivalents
As of September 30, 2014, our cash and cash equivalents were held for working capital purposes, a majority of which was held in cash deposits and money market funds. We intend to increase our capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $56.9 million for the nine months ended September 30, 2014. The cash provided by operating activities was affected by a net loss of $14.8 million, stock-based compensation expense of $31.5 million, non-cash depreciation and amortization expense of $9.5 million related to capital expenditures, and a $32.2 million increase in deferred revenue. The increase in deferred revenue was primarily due to increased sales of maintenance agreements. The net cash provided by operating activities was partially offset by changes in operating assets and liabilities as a result of our growth.

Net cash provided by operating activities was $19.1 million for the nine months ended September 30, 2013. The cash provided by operating activities was affected by a net loss of $4.2 million, stock-based compensation expense of $9.5 million, non-cash depreciation and amortization expense of $4.6 million related to capital expenditures, and a $19.5 million increase in deferred revenue. The increase in deferred revenue was primarily due to increased sales of maintenance agreements. The net cash provided by operating activities was partially offset by changes in operating assets and liabilities as a result of our growth.
Investing Activities
Cash outflows for investing activities for the nine months ended September 30, 2014 and 2013 were $24.9 million and $11.5 million, respectively. The cash used for these periods was primarily attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Cash inflows from our financing activities for the nine months ended September 30, 2014 and 2013 were $360.5 million and $179.5 million, respectively. In the nine months ended September 30, 2014, cash provided by financing activities was primarily due to proceeds of $344.1 million from our public offering which closed in March 2014 along with proceeds of $12.7 million from the exercise of stock options. For the nine months ended September 30, 2013, cash provided by financing activities was primarily due to proceeds of $177.0 million from our initial public offering which closed in May 2013.

Obligations and Commitments

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 27, 2014, as updated in the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2014 and June 30, 2014, filed with the SEC on May 7, 2014 and August 8, 2014, respectively, we disclosed that we had approximately $40.4 million in outstanding obligations and commitments related to non-cancellable minimum lease payments. Other than the items discussed below, there have been no material changes to this disclosure as of September 30, 2014.

Subsequent to the June 30, 2014 disclosure, we entered into six additional office lease agreements, with aggregate non-cancellable minimum lease payments of approximately $29.9 million. These payments are due and payable over the full term of each respective lease. See Item 1, "Financial Statements (Unaudited) - Note 6 - Commitments and Contingencies" for additional discussion of our principal contractual commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2014, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014.
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
While we have achieved profitability on an annual basis over the past three years, we have not consistently achieved profitability on a quarterly basis during that same period. For example, we had net losses in the fourth quarter of 2012, the first and second quarters of 2013 and the first, second and third quarters of 2014. We expect expenses to increase substantially in the near term, particularly as we make significant investments in our sales, marketing and engineering organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products. In addition, in connection with operating as a public company, we are incurring additional significant legal, accounting and other expenses that we did not incur as a private company.
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
We have experienced rapid growth in a relatively short period of time. Our revenues grew from $151.0 million in the nine months ended September 30, 2013 to $269.7 million in the nine months ended September 30, 2014. Our number of full time employees increased from 1,039 as of September 30, 2013 to 1,717 as of September 30, 2014. During this period, we also expanded our operations in countries outside the United States.
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

•	spreadsheet software providers, such as Microsoft Corporation; and

•	new and emerging business analytics software companies, such as Qlik Technologies Inc., or Qlik, MicroStrategy, and TIBCO Spotfire (a subsidiary of TIBCO Software Inc.).
In addition, we may compete with open source initiatives and custom development efforts. We expect competition to increase as other established and emerging companies, enter the business analytics software market, as customer requirements evolve and as new products and technologies are introduced. We expect this to be particularly true with respect to our cloud-based initiatives as we and our competitors seek to provide business analytics products based on a software-as-a-service, or SaaS, platform (i.e Salesforce Wave, a cloud analytics platform). This is a relatively new and evolving area of business analytics solutions, and we anticipate competition to increase based on customer demand for these types of products.
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
Our future growth also depends upon expanding sales of our products to and renewing license and maintenance agreements with existing customers and their organizations. In order for us to improve our operating results, it is important that our existing customers make additional significant purchases of our products. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in increased sales to existing customers, or upsells, and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer. Moreover, while most of our software is licensed and sold under perpetual license agreements, we also enter into term license agreements with some of our customers and offer a SaaS-based product, Tableau Online, which is sold on a subscription basis. In addition, all of our maintenance and support agreements are sold on a term basis. In order for us to grow our revenues and increase profitability, it is important that our existing customers renew their maintenance and support agreements and their term licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance and support contracts with us after the initial terms have expired. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers' spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenues may decline.
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
We face security risks, including but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, denial of service attacks, loss or corruption of customer data, and computer hacking attacks. If any of these risks occur, our services may be perceived as not secure, we may lose prospective customers, existing customers may curtail or stop using our services, our ability to operate our business may be impaired, and we may incur significant liabilities.
Our operations involve transmission and processing of our customers' confidential, proprietary and sensitive information including in some cases personally identifiable information and credit card information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Security risks, including but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, denial of service attacks, loss or corruption of customer data, and computer hacking attacks could expose use to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liability. The security measures protecting our customers' information could be breached as a result of third party action, employee error or misconduct. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 77% of our total revenues in the nine months ended September 30, 2014 was derived from sales within the United States and Canada. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:

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
As of September 30, 2014, we had 11 issued U.S. patents covering our technology and 24 patent applications pending for examination in the United States. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
The computation of the provision for income taxes is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for income tax provisions under U.S. GAAP. The provision for income taxes for interim quarters is based on a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes forward looking financial projections, including our expectation of profit and losses by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income taxes can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. For these reasons, our overall global tax rate may be materially different than our forecast.
We may have additional tax liabilities, which could harm our business, operating results, financial condition and prospects.
Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm's-length basis, are challenged and successfully disputed by the taxing authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes and other indirect taxes on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service, or IRS, and other taxing authorities. The taxing authorities in the United States and other countries where we do business regularly examine our income and other tax returns. We are currently under audit by the IRS for taxable years 2012 and 2013. The ultimate outcome of these or other examinations cannot be predicted with certainty. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position or cash flows.
The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.
Any changes to or the reform of current U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
Our international operations subject us to potentially adverse tax consequences.
We generally conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure is aligned with our international operations, with many of our international subsidiaries held by our wholly-owned subsidiary in Ireland, which provides order processing, technical and administrative support to all of our international operations, except for Canada and Japan. Such corporate structures are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in tax laws or the interpretation of such tax laws, such as the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development and recent announcements by Ireland's Minister for Finance related to its 2015 budget.

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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock’s daily closing price on the New York Stock Exchange has ranged from $48.53 to $100.28 through November 4, 2014. On November 4, 2014, the closing price of our Class A common stock was $80.49.
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
In addition, as of September 30, 2014, we had options outstanding that, if fully exercised, would result in the issuance of approximately 9.0 million shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Holders of approximately 4.9 million shares of Class A and Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for Tableau or other stockholders.
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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2014, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 85% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, which include funds affiliated with New Enterprise Associates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
We are in the midst of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
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

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None
Use of Proceeds from Public Offerings of Common Stock
On May 22, 2013 we closed our initial public offering, or IPO of 9,430,000 shares of Class A common stock, including 6,230,000 shares of Class A common stock sold by us (inclusive of 1,230,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 3,200,000 shares of Class A common stock sold by the selling stockholders at a price to the public of $31.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-187683 and 333-188660), which became effective on May 16, 2013. The offering commenced on May 17, 2013, closed on May 22, 2013, and did not terminate before all of the shares in the IPO that were registered in the registration statement were sold. Goldman, Sachs & Co., Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, UBS Securities LLC, BMO Capital Markets Corp. and JMP Securities LLC acted as the underwriters. The aggregate offering price for shares sold in the offering was approximately $292.3 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We raised approximately $177.0 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $20.5 million and other offering expenses of approximately $2.6 million.
On March 26, 2014 we closed an offering of 4,000,000 shares of Class A common stock, all shares of Class A common stock sold by us at a price to the public of $89.25 per share. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-194600 and 333-194715), which became effective on March 20, 2014. The offering commenced on March 20, 2014, closed on March 26, 2014, and did not terminate before all of the shares in the offering that were registered in the registration statement were sold. Goldman, Sachs & Co., Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, UBS Securities LLC, RBC Capital Markets LLC, JMP Securities LLC and Pacific Crest Securities LLC acted as the underwriters. The aggregate offering price for shares sold in the offering was approximately $357.0 million. We raised approximately $344.0 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $12.5 million and other offering expenses of approximately $0.5 million.
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

ITEM 6.        EXHIBITS

Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.
3.2(2)	Amended and Restated Bylaws of Tableau Software, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November 2014.

TABLEAU SOFTWARE, INC.
By: /s/ Thomas E. Walker Jr.

Thomas E. Walker, Jr.
Chief Financial Officer (principal
financial and accounting officer
and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*    Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.