Form 10-K
period 2014-12-31
Tableau Software Inc
filed 2015-02-27
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates of the Registrant on June 30, 2014, based on the closing price of $71.33 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange on June 30, 2014 was approximately $3.0 billion. For purposes of determining whether a stockholder was an affiliate of the Registrant at June 30, 2014, the Registrant assumed that a stockholder was an affiliate of the Registrant at June 30, 2014 if such stockholder (i) beneficially owned 10% or more of the Registrant’s capital stock (on an as-converted basis), as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the Registrant, at June 30, 2014. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2015, there were approximately 49,361,124 shares of the registrant's Class A common stock and 21,449,827 shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2015. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2014.

TABLEAU SOFTWARE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2014

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
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.
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

•
Hybrid Data Architecture—Our Hybrid Data Architecture combines the power and flexibility of our Live Query and In-Memory Data Engines. Our Live Query Engine allows users to instantaneously connect to large volumes of data in its existing format and location, reducing the need for time-consuming data transformation processes that only technical specialists can perform. In addition, this capability allows customers to leverage investments in their existing data platforms and to capitalize on the capabilities of high performance databases. Our In-Memory Data Engine enables users to import large amounts of data into our own in-memory database. Using advanced algorithms and data compression techniques, our in-memory technology facilitates quick query responses on up to hundreds of millions of rows of data. Our Hybrid Data Architecture enables these data engines to work in harmony, allowing users the flexibility to access and analyze data from diverse sources and locations, while optimizing speed and performance for each source.

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
As of December 31, 2014, we had more than 26,000 customer accounts across a broad array of company sizes and industries and located in over 150 countries. Some of our largest customers include Deere & Company, affiliates of Deloitte Touche Tohmatsu Limited, E. I. du Pont de Nemours and Company, the Federal Aviation Administration, Sears Holdings Corporation and affiliates of Verizon Communications Inc. In addition, we have cultivated strong relationships with technology partners to help us extend the reach of our products. These partners include both traditional database vendors such as International Business Machines Corporation ("IBM"), Microsoft Corporation, Oracle Corporation and Teradata Corporation and emerging database vendors such as Amazon.com, Cloudera Inc., Google Inc., Pivotal Greenplum Database ("Pivotal GPDB") and Vertica (a division of Hewlett-Packard Company).
We have achieved significant growth in recent periods. For the years ended December 31, 2014, 2013 and 2012, our total revenues were $412.6 million, $232.4 million and $127.7 million, respectively, representing a compound annual growth rate of approximately 79.7% from 2012 to 2014. We also generated net income of $5.9 million, $7.1 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and have generated positive cash flow from operating activities on an annual basis in each of those fiscal years. We believe our land and expand business model provides financial visibility as aggregate revenues from subsequent sales of products and maintenance services to our customers have typically been multiples of the revenues we realized from those customers’ initial purchases.
Growth Strategy
Our mission to help people see and understand data presents a broad and momentous market opportunity. We intend to continue to invest in a number of growth initiatives to allow us to pursue our mission aggressively. Our strategies for growth include:

•
Expand our customer base—We believe the market for analytics and business intelligence software is considerably underserved and, as a result, we have the opportunity to substantially expand our present base of over 26,000 customer accounts. We are expanding our online and offline marketing efforts to increase our brand awareness. We are also making significant investments in growing both our direct sales teams and indirect sales channels.

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

•
Grow internationally—With approximately 23% of our total revenues generated outside the United States and Canada in the year ended December 31, 2014, we believe there is significant opportunity to grow our international business. Our products currently support eight languages, and we are aggressively expanding our direct sales force and indirect sales channels outside the United States. We have international operations in Australia, Canada, France, Germany, India, Ireland, Japan, Singapore and the United Kingdom, and we intend to invest in further expanding our footprint in these and other regions.

•
Relentlessly innovate and advance our products—We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. Building on our foundational technology innovations, including VizQL, we have released eight major versions of our software to date, rapidly expanding and improving our feature set and capabilities. Our most recent major release, Tableau 8.0, added many new features including Web and mobile authoring, statistical forecasting, free form dashboards, integration with applications like salesforce.com and Google Analytics, and APIs. Since the release of Tableau 8.0, we introduced Tableau Online, new data connectors to Amazon Redshift, Sybase ASE, Cloudera Impala and EXASOL EXASolution, Tableau 8.1, which provided web authoring capabilities, R integration, 64-bit processing, and other enhanced functionality, Tableau 8.2, which included the release of story points and desktop on the Mac, and Tableau 8.3, which extends enterprise security with support for Kerberos. We plan to continue to invest in research and development, including hiring top technical talent, focusing on core technology innovation and maintaining an agile organization that supports rapid release cycles. In particular, we intend to focus on further developing our cloud and mobile capabilities, expanding our advanced analytical and statistical functionality and continuing to expand the range of visualization formats and data sources and platforms we can address.

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

•
Foster our passionate user community—We benefit from a vibrant and engaged user community. We are investing in initiatives to further expand and energize this group, both online, through our online community site and through events such as our annual customer conferences, including our U.S. Tableau Customer Conference which has grown from approximately 180 attendees in 2008 to more than 5,500 attendees in 2014. In addition, Tableau Public, which we launched as a free cloud-based service, has a community of engaged users from media, government, non-profit and other organizations, who are passionate about sharing public data online. We intend to expand these efforts and to seek other means to evangelize our mission and facilitate sharing of best practices and success stories.

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

•
Live query—Tableau Desktop translates users’ interactions into live queries. As people use the drag-and-drop interface to examine information, they are automatically generating sophisticated queries against their database. Tableau Desktop can generate queries in a range of query languages including Structured Query Language ("SQL"), Multidimensional Expressions ("MDX"), and Salesforce Object Query Language ("SOQL"). Each query is optimized for the target platform and its unique performance and analytical characteristics. This live query approach allows customers to leverage their investments in database infrastructure and enables them to take advantage of query-optimized databases.

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
Tableau Public enables us to test new product features and engage in user research as well as generate greater awareness of Tableau and increase community engagement. In addition to offering most of the features of Tableau Desktop and Tableau Server, Tableau Public offers the following capabilities:

•
Web scale—Tableau Public meets the massive performance requirements of serving dynamic content on top tier websites including media channels, social media and other consumer internet services. Through a combination of proprietary software and optimized hardware we have designed a highly scalable, multi-tenant, online infrastructure that is based at a secure third party Web hosting facility. Our Tableau Public service has served over 300 million views worldwide.

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

We focus on ensuring our software is compatible with popular database platforms and that our live query technology works with the most recent releases of those platforms. Our Live Query Engine is compatible with 38 data sources, including those from the top five database vendors in the world.
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

•
Optimization for in-memory analytics—Our In-Memory Data Engine is optimized for analyzing data in random access memory ("RAM"). For example, leveraging RAM-based indices our technology is more efficient than those using disk-based indices.

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

Information about Segments and Geographic Revenue
Information about segments and geographic revenue is set forth in Note 9 of the notes to consolidated financial statements included elsewhere in this report.
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
We have grown our customer accounts from approximately 11,000 as of December 31, 2012 to approximately 26,000 as of December 31, 2014, located in more than 150 countries. We define a customer account as a purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts. No customer represented more than 10% of our total revenues in 2014, 2013 or 2012.
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
We also organize events to engage with our customers and foster our user community. Our seminal event is our annual U.S. Tableau Customer Conference, which has grown rapidly in the last several years, from approximately 180 attendees in 2008 to over 5,500 attendees in 2014. At this event, our customers have the opportunity to network and connect, learn best practices, attend training sessions, and present their questions and suggestions directly to our software developers, executives and other employees. Based on the positive feedback and demand for this conference, we expanded this offering internationally with our 2012 and 2013 Tableau European Customer Conferences. During 2014, we held Tableau Conference on Tour, which included events in: Sydney, Australia; The Hague, Netherlands; Munich, Germany; London, United Kingdom; and Tokyo, Japan. Finally, many of our customers form local user groups that meet periodically to discuss and share experiences using our products.
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
As of December 31, 2014, we had 1,947 full-time employees globally. We also engage temporary employees and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
We also sell our products through indirect sales channels including technology vendors, resellers and OEMs and independent software vendors ("ISV") partners. These channels provide additional sales coverage, solution-based selling, services and training throughout the world. Our channel program is led by a dedicated sales team and provides training, certification and sales resources to our partners. As of December 31, 2014, less than 10% of our sales team focused on indirect sales channels. We plan to continue to invest in our partner programs to help us enter and grow in new markets while complementing our direct sales efforts.
Our sales organization also includes professional services and training teams that work with customers of all sizes to support implementations and increase adoption. These efforts include in person and phone-based engagements, webinars, in-person training and free on-demand training.
Marketing
Our marketing efforts focus on establishing our brand, generating awareness, creating leads and cultivating the Tableau community. The marketing team consists primarily of marketing operations, demand generation, enterprise marketing, product marketing, programs, field events, channel marketing, corporate communications and visual design teams. We leverage both online and offline marketing channels such as events and trade shows, seminars and webinars, third-party analyst reports, whitepapers, case studies, blogs, search engines and email marketing. A central focus for the marketing team is to drive free product trials and encourage use of our free online training, an integral part of our customer acquisition process. Our marketing team is responsible for the logistics of hosting various events, including our annual customer conferences and regional events, as well as providing Web-based community tools and supporting customer-driven user groups.
We believe the simplest way to showcase our products is by using them in live or recorded demonstrations. Our marketing team also promotes Tableau Public to generate awareness. By democratizing access to public data and facilitating sharing of insights online, Tableau Public has rapidly increased community engagement and extended the reach of our products. Interest in this service has grown quickly and is demonstrated by more than 300 million cumulative Tableau Public page views to date.
Strategic Relationships
We view our partners as an extension of our team, playing an integral role in our development and growth. Our partner programs include technology partnerships, reseller arrangements, and OEM and ISV relationships. In addition, we also work closely with system integrators, consulting firms and training partners.
Technology Vendors
Our most important technology partnerships are with data platform vendors. We collaborate with these vendors to build high performance connectivity to their data sources. We have 38 optimized data platform connectors to popular data platforms from vendors such as Amazon.com, Cloudera, Inc., IBM, Microsoft Corporation, Oracle Corporation, salesforce.com, inc., SAP AG and Teradata Corporation. In addition, some of our technology partners, such as Teradata Corporation, are resellers of our products.
Resellers/VARs
Most of our indirect sales are through resellers. In certain international markets we rely more heavily on resellers than we do in the United States. Our reseller program is designed to support business growth, help generate new opportunities, optimize customer experience and care, increase profitability and close deals more quickly. We partner with value-added resellers ("VARs"), who provide vertical expertise and technical advice in addition to reselling or bundling our software. We qualify our partners carefully to help ensure that each has the necessary capabilities and technical expertise to allow us to deliver even greater value to our customers.

OEMs
We believe that software applications made by other companies can benefit from the analytical capabilities that our products can provide, and we continue to develop relationships with OEM partners that embed our software into their applications. Currently, we have over 50 OEM relationships. These consist of both traditional OEMs that provide a customized version of our products for their applications as well as software-as-a-service ("SaaS") -based OEMs that deliver analytics as a service.
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
Research and Development
We invest substantial resources in research and development to drive core technology innovation and to bring new products to market. Our research and development organization, primarily located in Seattle, Washington, Kirkland, Washington, and Palo Alto, California, is primarily responsible for design, development, testing and certification of our products and core technologies. Our mission-driven culture empowers our employees to take ownership and personal pride in building our products. We work hard to create an environment that satisfies our talents and intellectual curiosities while promoting the development of broadly impactful and transformative technologies.
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
Research and development expenses were $110.9 million, $60.8 million and $33.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Competition
Our current primary competitors generally fall into the following categories:

•
large software companies, including suppliers of traditional business intelligence products that provide one or more capabilities that are competitive with our products, such as IBM, Microsoft Corporation, Oracle Corporation and SAP AG

•	business analytics software companies, such as Qlik Technologies Inc. ("Qlik"), MicroStrategy and TIBCO Spotfire (a subsidiary of TIBCO Software Inc.)

•	analytical tools embedded in SaaS-based products, such as Salesforce Wave
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
As of December 31, 2014, we had 13 issued U.S. patents directed to our technology. We also had 25 pending patent applications in the United States. We own registered trademarks for Tableau, Tableau Software, VizQL, Show Me! and Data In. Brilliance Out. in the United States, which have various expiration dates unless renewed through customary processes. We also own trademark registrations for Tableau, Tableau Software, VizQL, and Show Me! In Canada; Tableau Software and Show Me! in China and Japan; and Tableau Software, VizQL and Show Me! in the European Union. Such registered trademarks will expire unless renewed at various times in the future.
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
Corporate Information
We were formed as Tableau Software LLC, a Delaware limited liability company, in 2003, and incorporated as Tableau Software, Inc., a Delaware corporation in 2004. Our principal executive offices are located at 837 North 34th Street, Seattle, Washington 98103, and our telephone number is (206) 633-3400. Our website address is www.tableau.com. The information on, or that can be accessed through, our website is not part of this report.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission (SEC)’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Tableau Software and other companies that file materials with the SEC electronically. Copies of Tableau’s reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our internet website, http://investors.tableau.com/financial-reports-and-filings/default.aspx

ITEM 1A. RISK FACTORS
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
While we have achieved profitability on an annual basis over the past three years, we have not consistently achieved profitability on a quarterly basis during that same period. For example, we had net losses in the fourth quarter of 2012, the first and second quarters of 2013 and the first, second and third quarters of 2014. We expect expenses to increase substantially in the near term, particularly as we make significant investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products.
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
Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel, including top technical talent from the industry and top research institutions. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled personnel in those areas. We have limited experience with recruiting in geographies outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.
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
We have experienced rapid growth in a relatively short period of time. Our revenues grew to $412.6 million in the year ended December 31, 2014 from $127.7 million in the year ended December 31, 2012. Our number of full time employees increased to 1,947 at December 31, 2014 from 749 as of December 31, 2012. During this period, we also expanded our operations in outside the United States.
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
Our current primary competitors generally fall into the following categories:

•
large software companies, including suppliers of traditional business intelligence products that provide one or more capabilities that are competitive with our products, such as IBM, Microsoft Corporation, Oracle Corporation and SAP AG

•	business analytics software companies, such as Qlik, MicroStrategy and TIBCO Spotfire (a subsidiary of TIBCO Software Inc.)

•	analytical tools embedded in SaaS-based products, such as Salesforce Wave
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
Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, many of which are outside of our control, including:

•	costs related to the hiring, training and maintenance of our direct sales force;

•	the timing of satisfying revenue recognition criteria, particularly with regard to large transactions;

•	the expansion of our customer base;

•	the renewal of maintenance agreements with, and sales of additional products to, existing customers;

•	seasonal variations in our sales, which have generally historically been highest in the fourth quarter of a calendar year and lowest in the first quarter;

•	the size, timing and terms of our perpetual license sales to both existing and new customers;

•	the mix of direct sales versus sales through our indirect sales channels;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	the introduction of products and product enhancements by existing competitors or new entrants into our market, and changes in pricing for products offered by us or our competitors;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	changes in customers' budgets;

•	customer acceptance of and willingness to pay for new versions of our products;

•	seasonal variations related to sales and marketing and other activities, such as expenses related to our annual customer conferences;

•	our ability to control costs, including our operating expenses;

•	fluctuations in our effective tax rate; and

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.

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
Our future growth also depends upon expanding sales of our products to and renewing license and maintenance agreements with existing customers and their organizations. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in increased sales to existing customers ("upsells"), and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer. Moreover, while most of our software is licensed and sold under perpetual license agreements, we also enter into term license agreements with some of our customers and offer a SaaS-based product, Tableau Online, which is sold on a subscription basis. In addition, all of our maintenance and support agreements are sold on a term basis. In order for us to grow our revenues and increase profitability, it is important that our existing customers renew their maintenance and support agreements and their term licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance and support contracts with us after the initial terms have expired. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers' spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenues may decline.
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
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. During 2014 there were 781 sales transactions greater than $100,000 as compared to 455 sales transactions greater than $100,000 in 2013, representing an increase of 72%. These larger transactions may involve significant customer negotiation. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
We may also face unexpected deployment challenges with enterprise customers or more complicated installations of our software platform. It may be difficult to deploy our software platform if the customer has unexpected database, hardware or software technology issues. Additional deployment complexities may occur if a customer hires a third party to deploy or implement our products or if one of our indirect sales channel partners leads the implementation of our products. In addition, enterprise customers may demand more configuration and integration services, which increase our upfront investment in sales and deployment efforts, with no guarantee that these customers will increase the scope of their use. As a result of these factors, we must devote a significant amount of sales support and professional services resources to individual customers, increasing the cost and time required to complete sales. Any difficulties or delays in the initial implementation, configuration or integration of our products could cause customers to reject our software or lead to the delay in or failure to obtain future orders which would harm our business, results of operations and financial condition.
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
Our new products or product enhancements, such as Tableau Online and our most recent release, Tableau 8.3, and changes to our existing software could fail to attain sufficient market acceptance for many reasons, including:

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
Interruptions or performance problems, including any caused by cyber-attacks or associated with our technology and infrastructure, may adversely affect our business and results of operations.
We have in the past experienced, and may in the future experience, performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, cyber-attacks, security vulnerabilities, natural disasters or fraud. If our security is compromised, our website is unavailable or our users are unable to download our software within a reasonable amount of time or at all, our business could be negatively affected. Moreover, if our security measures, products or services are subject to cyber-attacks that degrade or deny the ability of users to access our website, Tableau Online, or other products or services, our products or services may be perceived as unsecure and we may incur significant legal and financial exposure. In particular, our cloud-based products, Tableau Online and Tableau Public, may be especially vulnerable to interruptions, performance problems or cyber-attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. These cloud-based products are hosted at third-party data centers that are not under our direct control. If these data centers were to be damaged or suffer disruption, our ability to provide these products to our customers could be impaired and our reputation could be harmed.
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
Breaches in our security, cyber-attacks or other cyber-risks could expose us to significant liability and cause our business and reputation to suffer.
Our operations involve transmission and processing of our customers' confidential, proprietary and sensitive information including, in some cases, personally identifiable information and credit card information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks as a result of third party action, employee error or misconduct. Security risks, including but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, denial of service attacks, loss or corruption of customer data, and computer hacking attacks or other cyber-attacks, could expose use to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liabilities. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities.
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
We believe that companies have begun to expect that key software be provided through a SaaS model, and customers may eventually require that we provide our product via a SaaS deployment. In July 2013, we launched Tableau Online, our cloud-based service that provides our software's core capabilities as a commercial SaaS offering. We anticipate using our current cash or future cash flows to fund further development of this product, and we may encounter difficulties that cause our costs to exceed our current expectations. Moreover, as demand increases, we will need to make additional investments in related infrastructure such as server farms, data centers, network bandwidth and technical operations personnel. All of these investments will negatively affect our operating results. Even if we make these investments, we may be unsuccessful in achieving significant market acceptance of this new product. Moreover, sales of a potential future SaaS offering by our competitors could adversely affect sales of all of our existing products. In addition, increasing sales of our SaaS offering could cannibalize license sales of our on-premise desktop and server products to our existing and prospective customers, which could negatively impact our overall sales growth. The migration of our customers to a SaaS model would also change the manner in which we recognize revenue, which could adversely affect our operating results and business operations.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 77% of our total revenues in the year ended December 31, 2014 was derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Expanding our international operations will subject us to a variety of risks and challenges, including:

•	increased management, travel, infrastructure, legal compliance and regulation costs associated with having multiple international operations;

•	management communication and integration problems resulting from geographic dispersion and language and cultural differences;

•	sales and customer service challenges associated with operating in different countries;

•	increased reliance on indirect sales channel partners outside the United States;

•	longer payment cycles and difficulties in collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;

•	increased financial accounting and reporting burdens and complexities;

•	general economic or political conditions in each country or region;

•	economic uncertainty around the world and adverse effects arising from economic interdependencies across countries and regions;

•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

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
For example, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In addition, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. laws and regulations applicable to us. As we grow, we continue to implement compliance procedures designed to prevent violations of these laws and regulations. There can be no assurance that all of our employees, contractors, indirect sales channel partners and agents will comply with the formal policies we will implement, or applicable laws and regulations. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our software and services and could have a material adverse effect on our business and results of operations.

We are obligated to develop and maintain proper and effective internal control over financial reporting. These internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our fiscal year 2014. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting for fiscal year 2014. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.
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
Although legislation was recently passed to lift the debt ceiling, the law only does so through March 2015. The efforts of legislators to pass additional short- or longer-term spending bills, could lead to additional shutdowns or other disruptions. In addition, general worldwide economic conditions have experienced a significant downturn and continue to remain unstable. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may tighten their budgets and face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.
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
As of December 31, 2014, we had 13 issued U.S. patents covering our technology and 25 patent applications pending for examination in the United States. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
We may not be able to utilize all of our deferred tax assets.
Based on our assessment, it appears more likely than not that the net deferred tax assets will be realized through future taxable earnings. If future results are less than projected and there is no objectively verifiable evidence to support the realization of our deferred tax assets, a substantial valuation allowance may be required to reduce the deferred tax assets. However, currently no valuation allowance has been established for our net deferred tax assets. We will continue to assess the need for a valuation allowance in the future.
We may have additional tax liabilities, which could harm our business, operating results, financial condition and prospects.
Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm's-length basis, are challenged and successfully disputed by the taxing authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes and other indirect taxes on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service ("IRS"), and other taxing authorities. The taxing authorities in the United States and other countries where we do business regularly examine our income and other tax returns. We are currently under audit by the IRS for taxable years 2012 and 2013. The ultimate outcome of these or other examinations cannot be predicted with certainty. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, we may be required to record charges to our operations.
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
We generally conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure and intercompany arrangements align with the international expansion of our business activities. The application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine the manner in which we operate our business is not consistent with the manner in which we report our income to the jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in the tax laws or the interpretation of such tax laws, such as the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development and any legislation proposed by the relevant taxing authorities.
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
A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements, such as Accounting Standards Update 2014-09 related to revenue recognition, and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business.
Risks Related to Ownership of Our Class A Common Stock
Our stock price has been and will likely continue to be volatile or may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders.
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock’s daily closing price on the New York Stock Exchange has ranged from $48.53 to $100.28 through February 24, 2015. On February 24, 2015, the closing price of our Class A common stock was $96.22.
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
In addition, as of December 31, 2014, we had options outstanding that, if fully exercised, would result in the issuance of approximately 8.5 million shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Holders of approximately 3.5 million shares of Class A and Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for Tableau or other stockholders.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2014, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 83% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, which include funds affiliated with New Enterprise Associates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs and will make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
As a result of disclosure of information in our filings with the Securities and Exchange Commission ("SEC"), our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
Our principal executive offices are located in Seattle, Washington. We also have offices located in Kirkland, Washington; Palo Alto, California; Austin, Texas; London, United Kingdom; Singapore; Tokyo, Japan; Sydney, Australia; Dublin, Ireland; and Frankfurt, Germany. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
ITEM 3.     LEGAL PROCEEDINGS
In the ordinary course of business, we may be involved in various legal proceedings and claims related to intellectual property rights, commercial disputes, employment and wage and hour laws, and other matters. For example, we have been, and may in the future be, put on notice and sued by third parties for alleged infringement of their proprietary rights, including patent infringement. We evaluate these claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition or operating results.
The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, lead to attempts on the part of other parties to make similar claims and require us to change our technology, change our business practices and pay monetary damages or enter into royalty or licensing agreements, which could materially adversely affect our financial condition or operating results.
We make a provision for a liability relating to a claim when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When we make such provisions, they are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management's opinion, resolution of currently outstanding matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of the matter could materially affect our future results of operations or cash flows, or both, of a particular quarter.
ITEM 4.     MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock has been listed on the New York Stock Exchange under the symbol “DATA” since May 17, 2013, the date of our initial public offering.
The following table sets forth for the indicated periods the high and low sales prices of our Class A common stock as reported by the New York Stock Exchange.

	Fiscal Year 2013
	High	Low
Second Quarter (from May 17, 2013)	$59.88	$44.00
Third Quarter	77.74	51.99
Fourth Quarter	73.45	58.96
	Fiscal Year 2014
	High	Low
First Quarter	$102.37	$66.19
Second Quarter	82.10	52.02
Third Quarter	78.42	57.89
Fourth Quarter	89.95	62.15
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
Stockholders
As of January 31, 2015, there were 15 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 23 stockholders of record of our Class B common stock.
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing.
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
The closing price of our Class A common stock on December 31, 2014, the last day of our 2014 fiscal year, was $84.76 per share.

Company/Index	Base Period 5/17/13	6/30/13	8/31/13	10/31/13	12/31/13	2/27/14	4/30/14	6/30/14	8/30/14	10/31/14	12/31/14
Tableau Software, Inc.	100.00	109.20	142.48	121.10	135.82	185.89	108.91	140.55	129.04	162.74	167.01
NASDAQ Composite	100.00	102.46	108.55	118.95	127.09	131.57	125.42	134.42	139.86	140.93	144.47
NASDAQ Computer and Data Processing Services	100.00	103.15	109.24	121.52	131.97	140.14	129.68	139.20	146.22	149.91	151.00
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
No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates from the offering proceeds, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 20, 2013. Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds.
ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2014 and 2013 and the consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2012, 2011 and 2010 and the consolidated statement of operations for the years ended December 31, 2011 and 2010 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
License	$279,944	$159,930	$89,883	$44,414	$24,223
Maintenance and services	132,672	72,510	37,850	17,946	9,938
Total revenues	412,616	232,440	127,733	62,360	34,161
Cost of revenues
License	1,211	740	305	213	67
Maintenance and services	35,774	17,784	10,057	2,800	1,271
Total cost of revenues (1)	36,985	18,524	10,362	3,013	1,338
Gross profit	375,631	213,916	117,371	59,347	32,823
Operating expenses
Sales and marketing (1)	216,672	123,573	62,333	30,363	16,440
Research and development (1)	110,923	60,769	33,065	18,387	9,734
General and administrative (1)	41,712	25,905	17,715	6,679	3,809
Total operating expenses	369,307	210,247	113,113	55,429	29,983
Operating income	6,324	3,669	4,258	3,918	2,840
Other income (expense), net	858	(804)	(54)	(16)	—
Income before income tax expense (benefit)	7,182	2,865	4,204	3,902	2,840
Income tax expense (benefit)	1,309	(4,211)	2,777	523	102
Net income	$5,873	$7,076	$1,427	$3,379	$2,738

Net income per share attributable to common stockholders:
Basic	$0.09	$0.14	$0.00	$0.04	$0.03
Diluted	$0.08	$0.12	$0.00	$0.04	$0.03
Weighted average shares used to compute net income per share attributable to common stockholders:
Basic	67,591	50,564	33,744	33,008	32,163
Diluted	74,319	59,092	39,652	39,431	37,833
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenues	$2,227	$473	$107	$22	$18
Sales and marketing	18,203	5,429	1,394	565	256
Research and development	20,794	5,832	2,115	628	262
General and administrative	5,794	2,723	1,180	233	102

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$680,613	$252,674	$39,302	$30,223	$22,611
Working capital	629,987	227,892	24,231	17,181	13,193
Total assets	865,662	354,927	86,992	51,277	29,771
Other long-term liabilities	5,557	2,714	1,312	1,129	548
Total stockholders' equity (deficit)	672,006	244,660	9,943	(277)	(4,890)

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
We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. We were founded in January 2003 and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010 and our first version of Tableau Online in July 2013. Building on our foundational technology innovations, we have released eight major versions of our software, each expanding and improving our products' capabilities. Our most recent major release, Tableau 8.0, includes several new features including Web and mobile authoring, free form dashboards, forecasting, integration with enterprise applications such as salesforce.com and Google Analytics, and application programming interfaces ("APIs").
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions, and non-profits. As of December 31, 2014, we had over 26,000 customer accounts located in over 150 different countries. We define a customer account as a purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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
We generate revenues primarily in the form of license fees and related maintenance and services fees. License revenues reflect the revenues recognized from sales of licenses to new customer accounts and additional licenses to existing customer accounts. License fees include perpetual, term, and subscription license fees. Fees from perpetual licenses comprised more than 90% of our license revenues for the year ended December 31, 2014. Maintenance and services revenues reflect the revenues recognized from fees paid for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a license, a customer typically also purchases one year of maintenance service and has the opportunity to purchase maintenance service annually thereafter. We expect maintenance and services revenues to become a larger percentage of our total revenues as our customer base grows.
Our direct sales approach includes inside sales teams and field sales teams. We also sell our products through indirect sales channels including technology vendors, resellers, original equipment manufacturers ("OEMs") and independent software vendors ("ISVs"). We view these partners as an extension of our team, playing an integral role in our growth. We plan to continue to invest in our partner programs to help us enter and grow in new markets while complementing our direct sales efforts.
With approximately 23% of our total revenues from customers located outside the United States and Canada in the year ended December 31, 2014, we believe there is significant opportunity to expand our international business. Our products currently support eight languages and we are aggressively expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We have been growing rapidly in recent periods. Our total revenues for the years ended December 31, 2014, 2013 and 2012 were $412.6 million, $232.4 million and $127.7 million, respectively. We increased the total number of customer accounts that had purchased our products to over 26,000 as of December 31, 2014 from over 11,000 at December 31, 2012. During this period, we significantly increased the size of our workforce, particularly in our sales and marketing and research and development ("R&D") organizations, expanded internationally, and invested in our operational infrastructure to support our growth. As a result of our significant investments in growth, our net income did not grow in a manner commensurate with our total revenues. Our net income for the years ended December 31, 2014, 2013 and 2012 was $5.9 million, $7.1 million and $1.4 million, respectively.
During the years ended December 31, 2014, 2013 and 2012, there were 781, 455, and 239 sales transactions greater than $100,000, respectively.
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
Components of Operating Results
Revenues
License revenues.   License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. More than 90% of our license revenues for the year ended December 31, 2014 resulted from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied and we have VSOE on all undelivered elements. In each of the past three years, our existing customer accounts in aggregate have generated at least as much perpetual license revenues as they had in the previous year. In the future, we expect this buying pattern to moderate with the continued growth of our customer base. In addition, a small number of customers have purchased term or subscription licenses, under which we recognize the license fee ratably, on a straight-line basis, over the term of the license. In July 2013, we introduced Tableau Online, a subscription, cloud-based version of Tableau Server. To date, we have not derived a significant amount of revenues from term or subscription licenses.
Maintenance and services revenues.   Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a perpetual license, a customer also purchases one year of maintenance, and has the opportunity to purchase maintenance annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers in a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended September 30, 2014 was over 90%.
Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements if and when they become available during the maintenance term. We recognize the revenues associated with maintenance agreements ratably, on a straight-line basis, over the associated maintenance term.
When a term or subscription license is purchased, maintenance service is bundled with the license for the term of the license period. In arrangements involving a term or subscription license, we recognize both the license and maintenance revenues ratably, on a straight-line basis, over the contract term. Term and subscription license revenues are included in license revenues.
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
Cost of Revenues
Cost of license revenues.   Cost of license revenues primarily consists of referral fees paid to third parties. For Tableau Online, cost of license revenues is calculated through an allocation of shared costs, which was not significant for the year ended December 31, 2014.

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
Sales and marketing.    Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, marketing, travel, and facility related costs and allocated overhead. We expect sales and marketing expenses to continue to significantly increase, in absolute dollars, in 2015 compared to 2014 primarily due to our planned growth in our sales and marketing organization, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating expenses as we continue to expand our business.
Research and development.   R&D expenses primarily consist of personnel-related costs attributable to our R&D personnel and contractors, as well as allocated overhead. We have devoted our product development efforts primarily to develop new products, incorporate additional features, improve functionality, support additional languages and adapt to new technologies or changes to existing technologies. We expect that our R&D expenses will continue to increase, in absolute dollars, in 2015 compared to 2014 as we increase our R&D headcount to further strengthen our software and invest in the development of our products.
General and administrative.  General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, legal, human resources and administrative personnel, legal, accounting and other professional services fees, other corporate expenses and allocated overhead. In 2012, general and administrative expenses included cash and stock-based expenses associated with our funding of the Tableau Foundation. We will continue to incur additional expenses associated with being a publicly traded company, including higher legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and other regulations. We also expect that general and administrative expenses will continue to increase, in absolute dollars, in 2015 compared to 2014 as we further expand our operations, particularly internationally.
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
We generally conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure and intercompany arrangements align with the international expansion of our business activities. The application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine the manner in which we operate our business is not consistent with the manner in which we report our income to the jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in the tax laws or the interpretation of such tax laws, such as the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development and any legislation proposed by the relevant taxing authorities.
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
We are subject to the continuous examinations of our income tax returns by the taxing authorities in various tax jurisdictions, which authorities may assess additional income tax liabilities against us. We are currently under audit by the Internal Revenue Service for taxable years 2012 and 2013. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
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
Maintenance agreements consist of fees for providing software updates on a when and if available basis and technical support for software products (“post-contract support” or “PCS”) for an initial term, generally one year. We have established VSOE of the fair value for maintenance on perpetual licenses based on stated substantive renewal rates or the price when sold on a standalone basis. Stated renewal rates are considered to be substantive if they are at least 15% of the actual price charged for the software license. VSOE of the fair value for standalone sales is considered to have been established when a substantial majority of individual sales transactions within the previous 12 month period falls within a reasonably narrow range, which we have defined to be plus or minus 15% of the median sales price of actual standalone sales transactions.
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
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with authoritative guidance for income taxes. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. We considered future taxable income, historical operating results, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine we would not be able to realize all or part of our net deferred tax assets in the future, we will record a valuation allowance on such net deferred tax assets with an offset to expense in the period such determination is made.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
We are subject to income taxes in the United States and in numerous foreign jurisdictions. While we believe the positions we have taken are appropriate, we record reserves for taxes to address potential exposures involving tax positions that we believe could be challenged by taxing authorities. We record a benefit on a tax position when we determine that it is more likely than not that the position is sustainable upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50% likelihood of being realized when it is effectively settled. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. We follow the applicable guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to tax positions. We reflect interest and penalties related to income tax liabilities as a component of income tax expense.
Recent Accounting Pronouncements
In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards ("IFRS"), the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 provides retrospective or modified prospective methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the method of adoption and the impact that this standard will have on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15 related to status as a going concern. The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Though permitted, we do not plan to early adopt. We do not believe that this standard will have significant impact on our consolidated financial statements.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenues
License	$279,944	$159,930	$89,883
Maintenance and services	132,672	72,510	37,850
Total revenues	412,616	232,440	127,733
Cost of revenues
License	1,211	740	305
Maintenance and services	35,774	17,784	10,057
Total cost of revenues (1)	36,985	18,524	10,362
Gross profit	375,631	213,916	117,371
Operating expenses
Sales and marketing (1)	216,672	123,573	62,333
Research and development (1)	110,923	60,769	33,065
General and administrative (1)	41,712	25,905	17,715
Total operating expenses	369,307	210,247	113,113
Operating income	6,324	3,669	4,258
Other income (expense), net	858	(804)	(54)
Income before income tax expense (benefit)	7,182	2,865	4,204
Income tax expense (benefit)	1,309	(4,211)	2,777
Net income	$5,873	$7,076	$1,427
(1) Stock-based compensation expense included above was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenues	$2,227	$473	$107
Sales and marketing	18,203	5,429	1,394
Research and development	20,794	5,832	2,115
General and administrative	5,794	2,723	1,180

	Year Ended December 31,
	2014	2013	2012
	(as a percentage of total revenues)
Consolidated Statements of Operations Data:
Revenues
License	67.8%	68.8%	70.4%
Maintenance and services	32.2%	31.2%	29.6%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues
License	0.3%	0.3%	0.2%
Maintenance and services	8.7%	7.7%	7.9%
Total cost of revenues	9.0%	8.0%	8.1%
Gross profit	91.0%	92.0%	91.9%
Operating expenses
Sales and marketing	52.5%	53.2%	48.8%
Research and development	26.9%	26.1%	25.9%
General and administrative	10.1%	11.1%	13.9%
Total operating expenses	89.5%	90.5%	88.6%
Operating income	1.5%	1.6%	3.3%
Other income (expense), net	0.2%	(0.3)%	—%
Income before income tax expense (benefit)	1.7%	1.2%	3.3%
Income tax expense (benefit)	0.3%	(1.8)%	2.2%
Net income	1.4%	3.0%	1.1%
Comparison of Years Ended December 31, 2014, 2013 and 2012
Revenues

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(dollars in thousands)
Revenues
License	$279,944	$159,930	$89,883	75.0%	77.9%
Maintenance and services	132,672	72,510	37,850	83.0%	91.6%
Total revenues	$412,616	$232,440	$127,733	77.5%	82.0%
Year ended December 31, 2014 compared to December 31, 2013. Total revenues were $412.6 million for the year ended December 31, 2014 compared to $232.4 million for the year ended December 31, 2013, an increase of $180.2 million, with 75% and 83% year-over-year growth in license and maintenance and services revenues, respectively. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers both domestically and internationally. For example, we added over 9,100 customer accounts in the year ended December 31, 2014. License revenues increased $120.0 million from the year ended December 31, 2013 to the year ended December 31, 2014 as a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. Of the revenues from perpetual license sales recognized in 2014, 29% was attributable to perpetual license sales to new customer accounts gained in 2014 and 71% was attributable to perpetual license sales to customer accounts existing on or before December 31, 2013. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United

States and Canada increased, as a percentage of total revenues, to 23% for the year ended December 31, 2014 from 20% for the year ended December 31, 2013.
Year ended December 31, 2013 compared to December 31, 2012. Total revenues were $232.4 million for the year ended December 31, 2013 compared to $127.7 million for the year ended December 31, 2012, an increase of $104.7 million, with 78% and 92% year-over-year growth in license and maintenance and services revenues, respectively. Growth in total revenues was attributable to the increased demand for our products and services from new and existing customers. For example, we added over 6,000 customer accounts in the year ended December 31, 2013. License revenues increased $70.0 million from the year ended December 31, 2012 to the year ended December 31, 2013 as a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. Of the revenues from perpetual license sales recognized in 2013, 34% was attributable to perpetual license sales to new customer accounts gained in 2013 and 66% was attributable to perpetual license sales to customer accounts existing on or before December 31, 2012. The increase in maintenance and service revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 20% for the year ended December 31, 2013 from 17% for the year ended December 31, 2012.
Cost of Revenues and Gross Margin

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(dollars in thousands)
Cost of revenues
License	$1,211	$740	$305	63.6%	142.6%
Maintenance and services	35,774	17,784	10,057	101.2%	76.8%
Total cost of revenues	$36,985	$18,524	$10,362	99.7%	78.8%

	Year Ended December 31,
	2014	2013	2012
Gross Margin
License	99.6%	99.5%	99.7%
Maintenance and services	73.0%	75.5%	73.4%
Total gross margin	91.0%	92.0%	91.9%
Year ended December 31, 2014 compared to December 31, 2013. Total cost of revenues was $37.0 million for the year ended December 31, 2014 compared to $18.5 million for the year ended December 31, 2013, an increase of $18.5 million. This increase was primarily due to the increased cost of providing maintenance and services related to an increase in compensation expense of $10.7 million due to increased headcount, $4.3 million in facilities and allocated overhead costs, $1.5 million in professional service fees, and $1.4 million in travel expenses. Our total number of technical support and services headcount increased to 249 employees as of December 31, 2014 from 138 employees as of December 31, 2013. The decrease in total gross margin for the year ended December 31, 2014 from the year ended December 31, 2013 was primarily related to the increase in headcount.
Year ended December 31, 2013 compared to December 31, 2012. Total cost of revenues was $18.5 million for the year ended December 31, 2013 compared to $10.4 million for the year ended December 31, 2012, an increase of $8.2 million. This increase was primarily due to the increased cost of providing maintenance and services to our expanding customer base. The $7.7 million increase in cost of maintenance and services revenues from the year ended December 31, 2012 to the year ended December 31, 2013 was primarily related to an increase in compensation expense of $4.4 million due to increased headcount, $1.6 million in facilities and allocated overhead costs, $1.0 million in professional service fees, and $0.8 million in travel expenses. Our total number of technical support and services headcount increased to 138 employees as of December 31, 2013 from 76 employees as of December 31, 2012. Total gross margin remained relatively flat in the year ended December 31, 2013 compared to the year ended December 31, 2012.

Operating Expenses

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(dollars in thousands)
Operating expenses
Sales and marketing	$216,672	$123,573	$62,333	75.3%	98.2%
Research and development	110,923	60,769	33,065	82.5%	83.8%
General and administrative	41,712	25,905	17,715	61.0%	46.2%
Total operating expenses	$369,307	$210,247	$113,113	75.7%	85.9%

Sales and Marketing
Year ended December 31, 2014 compared to December 31, 2013. Sales and marketing expenses were $216.7 million for the year ended December 31, 2014 compared to $123.6 million for the year ended December 31, 2013, an increase of $93.1 million. This increase was primarily due to an increase in compensation expense of $63.4 million resulting from increased sales headcount as we expanded our sales organization both domestically and internationally. Our sales and marketing headcount increased to 826 employees as of December 31, 2014 compared to 534 employees as of December 31, 2013. The remainder of the increase was primarily attributable to $12.1 million increase in additional marketing costs, $9.7 million increase in facilities and allocated overhead costs, and $6.6 million in additional travel expenses.
Year ended December 31, 2013 compared to December 31, 2012. Sales and marketing expenses were $123.6 million for the year ended December 31, 2013 compared to $62.3 million for the year ended December 31, 2012, an increase of $61.2 million. This increase was primarily due to an increase in compensation expense of $45.1 million resulting from increased sales headcount as we expanded our sales organization both domestically and internationally. Our sales and marketing headcount increased to 534 employees as of December 31, 2013 compared to 321 employees as of December 31, 2012. The remainder of the increase was primarily attributable to a $7.2 million increase in facilities and allocated overhead costs, $4.9 million in additional marketing costs, and $3.8 million in additional travel expenses.
Research and Development
Year ended December 31, 2014 compared to December 31, 2013. R&D expenses were $110.9 million for the year ended December 31, 2014 compared to $60.8 million for the year ended December 31, 2013, an increase of $50.1 million. This increase was primarily due to an increase in compensation expense of $42.3 million resulting from increased headcount as part of our focus on further developing and enhancing our products, $5.8 million in facilities and allocated overhead costs, and $1.3 million in professional service fees. Our research and development headcount increased to 508 employees as of December 31, 2014 compared to 329 employees as of December 31, 2013.
Year ended December 31, 2013 compared to December 31, 2012. R&D expenses were $60.8 million for the year ended December 31, 2013 compared to $33.1 million for the year ended December 31, 2012, an increase of $27.7 million. This increase was primarily due to an increase in compensation expense of $23.0 million resulting from increased headcount as part of our focus on further developing and enhancing our products, and $3.8 million in facilities and allocated overhead costs. Our research and development headcount increased to 329 employees as of December 31, 2013 compared to 205 employees as of December 31, 2012.
General and Administrative
Year ended December 31, 2014 compared to December 31, 2013. General and administrative expenses were $41.7 million for the year ended December 31, 2014 compared to $25.9 million for the year ended December 31, 2013, an increase of $15.8 million. This increase was primarily due to an increase in compensation expense of $9.8 million resulting from increased headcount to support our overall growth. Our general and administrative headcount increased to 145 employees at December 31, 2014 compared to 78 employees as of December 31, 2013. The remainder of the increase was primarily attributable to $2.3 million in professional service fees to support growth in our business as well as costs associated with being a public company and $1.8 million in facilities and allocated overhead cost.

Year ended December 31, 2013 compared to December 31, 2012. General and administrative expenses were $25.9 million for the year ended December 31, 2013 compared to $17.7 million for the year ended December 31, 2012, an increase of $8.2 million. This increase was primarily due to an increase in compensation expense of $4.5 million resulting from increased headcount to support our overall growth. Our general and administrative headcount increased to 78 employees at December 31, 2013 compared to 59 employees as of December 31, 2012. The remainder of the increase was primarily attributable to $3.7 million in professional service fees to support growth in our business as well as costs associated with becoming a public company and $1.3 million in allocated overhead cost. The increase was partially offset by $1.9 million for the establishment of a donor-advised charitable foundation operating as the Tableau Foundation in 2012.
Other Expense, Net

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Other income (expense), net	$858	$(804)	$(54)
Year ended December 31, 2014 compared to December 31, 2013. Other income (expense), net increased primarily due to gains associated with foreign currency transactions and an increase in interest income.
Year ended December 31, 2013 compared to December 31, 2012. Other income (expense), net decreased due to losses associated with foreign currency transactions.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Income tax expense (benefit)	$1,309	$(4,211)	$2,777
Effective tax rate	18.2%	(147.0)%	66.1%
Year ended December 31, 2014 compared to December 31, 2013. For the years ended December 31, 2014 and 2013, our effective tax rates were 18.2% and (147.0)%, respectively. The increase in the effective tax rate during 2014 was due in part to the 2013 results including a retroactive enactment of the federal R&D tax credit for 2012 of $1 million, as well as changes in income before income taxes in relation to our permanent income tax differences such as our non-deductible stock-based compensation which increased by $1.1 million and an unfavorable impact of foreign income taxes of $1.1 million. We expect our non-deductible stock-based compensation to continue to increase as we expand internationally. Additionally, the federal R&D tax credit was only extended until December 31, 2014.
Year ended December 31, 2013 compared to December 31, 2012. For the years ended December 31, 2013 and 2012, our effective tax rates were (147.0)% and 66.1%, respectively. The decrease in the effective tax rate was primarily due to the federal R&D tax credit under the American Taxpayer Relief Act which was retroactive to January 1, 2012 as well as changes in income before income taxes in relation to our permanent income tax differences.
Non-GAAP Financial Measures
We believe that the use of non-GAAP gross profit and gross margin, non-GAAP operating income (loss) and operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per basic and diluted common share and free cash flow is helpful to our investors. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Non-GAAP gross profit is calculated by excluding stock-based compensation expense attributable to cost of revenues from gross profit. Non-GAAP gross margin is the ratio calculated by dividing non-GAAP gross profit by revenues. Non-GAAP operating income (loss) is calculated by excluding stock-based compensation expense from operating income (loss), and in 2012, the cash and stock-based expense associated with our funding of the Tableau Foundation. Non-GAAP operating margin is the ratio calculated by dividing non-GAAP operating income (loss) by revenues. Non-GAAP net income (loss) is calculated by excluding stock-based compensation expense, net of tax, from net income (loss), and in 2012, the cash and stock-based expense associated with our funding of the Tableau Foundation, each net of tax. Non-GAAP net income (loss) per basic and diluted common share is calculated by dividing non-GAAP net income (loss) attributable to common stockholders by the basic and diluted weighted average shares outstanding as presented in the calculation of GAAP net income (loss) per share. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company's non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period. We calculate free cash flow as net cash provided by operating activities less net cash used in investing activities for purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening our balance sheet. All of our non-GAAP financial measures are important tools for financial and operational decision making and for evaluating our own operating results over different periods of time.
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
The following table summarizes our non-GAAP financial measures:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Non-GAAP gross profit	$377,858	$214,389	$117,478
Non-GAAP gross margin	91.6%	92.2%	92.0%
Non-GAAP operating income	$53,342	$18,126	$11,005
Non-GAAP operating margin	12.9%	7.8%	8.6%
Non-GAAP net income	$38,504	$18,043	$6,854
Free cash flow	$52,703	$20,118	$7,203
The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Gross profit	$375,631	$213,916	$117,371
Excluding: Stock-based compensation expense attributable to cost of revenues	2,227	473	107
Non-GAAP gross profit	$377,858	$214,389	$117,478

The following table presents the reconciliation of GAAP gross margin to non-GAAP gross margin:

	Year Ended December 31,
	2014	2013	2012

GAAP gross margin	91.0%	92.0%	91.9%
Excluding: Stock-based compensation expense attributable to cost of revenues	0.5%	0.2%	0.1%
Non-GAAP gross margin	91.6%	92.2%	92.0%
The following table presents the reconciliation of operating income to non-GAAP operating income:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating income	$6,324	$3,669	$4,258
Excluding:
Stock-based compensation expense	47,018	14,457	4,796
Funding of the Tableau Foundation	—	—	1,951
Non-GAAP operating income	$53,342	$18,126	$11,005
The following table presents the reconciliation of GAAP operating margin to non-GAAP operating margin:

	Year Ended December 31,
	2014	2013	2012

GAAP operating margin	1.5%	1.6%	3.3%
Excluding:
Stock-based compensation expense	11.4%	6.2%	3.8%
Funding of the Tableau Foundation	—%	—%	1.5%
Non-GAAP operating margin	12.9%	7.8%	8.6%
The following table presents the reconciliation of net income to non-GAAP net income:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$5,873	$7,076	$1,427
Excluding:
Stock-based compensation expense, net of tax	32,631	10,967	4,207
Funding of Tableau Foundation, net of tax	—	—	1,220
Non-GAAP net income	$38,504	$18,043	$6,854

The following table presents the reconciliation of net income attributable to common stockholders to non-GAAP net income attributable to common stockholders and related per share amounts:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income attributable to common stockholders - basic	$5,873	$7,076	$143
Excluding:
Stock-based compensation expense, net of tax	32,631	10,967	4,207
Funding of Tableau Foundation, net of tax	—	—	1,220
Non-GAAP net income attributable to common stockholders - basic	$38,504	$18,043	$5,570

Net income attributable to common stockholders - diluted	$5,873	$7,076	$150
Excluding:
Stock-based compensation expense, net of tax	32,631	10,967	4,207
Funding of Tableau Foundation, net of tax	—	—	1,220
Non-GAAP net income attributable to common stockholders - diluted	$38,504	$18,043	$5,577

Non-GAAP net income per share attributable to common stockholders:
Basic	$0.57	$0.36	$0.17
Diluted	$0.52	$0.31	$0.14
Weighted average shares used to computer non-GAAP net income per share attributable to common stockholders:
Basic	67,591	50,564	33,744
Diluted	74,319	59,092	39,652

The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$89,451	$37,725	$14,239
Less: Purchases of property and equipment	36,748	17,607	7,036
Free cash flow	$52,703	$20,118	$7,203
Net cash used in investing activities	$(35,054)	$(17,607)	$(7,036)
Net cash provided by financing activities	$374,289	$193,221	$1,876
Non-GAAP Operating Income
Non-GAAP operating income increased substantially from 2013 to 2014 and from 2012 to 2013 as a result of increased domestic and international demand for our products and services from new and existing customers, offset in part by increased operating expenses attributable to increased headcount.
Non-GAAP Net Income
Non-GAAP net income increased from 2013 to 2014 and from 2012 to 2013 as a result of increases in non-GAAP operating income.
Free Cash Flow
Free cash flow increased from 2013 to 2014 and from 2012 to 2013 due to the increase in net cash provided by operating activities, offset by significant increases in purchases of property and equipment due to our increase in headcount and build-out of our operational infrastructure.
Liquidity and Capital Resources
Prior to our IPO in May 2013, we financed our operations primarily through cash flows generated by operations, and to a lesser extent the sale of preferred stock.
Our IPO resulted in proceeds to us of $177.0 million, net of underwriters’ discounts and commissions and offering expenses. In March 2014, we closed a follow-on public offering resulting in proceeds to us of $344.1 million, net of underwriters' discounts and commissions and offering expenses.
As of December 31, 2014, we had cash and cash equivalents totaling $680.6 million, accounts receivable, net of $99.9 million and $630.0 million of working capital.
The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$680,613	$252,674

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$89,451	$37,725	$14,239
Net cash used in investing activities	(35,054)	(17,607)	(7,036)
Net cash provided by financing activities	374,289	193,221	1,876
Effect of exchange rate changes	(747)	33	—
Net increase in cash and cash equivalents	$427,939	$213,372	$9,079

Cash and Cash Equivalents
As of December 31, 2014, our cash and cash equivalents were held for working capital purposes, a majority of which was held in cash deposits and money market funds. We intend to increase our capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $89.5 million for the year ended December 31, 2014, as a result of net income of $5.9 million, which included stock-based compensation expense of $47.0 million, non-cash depreciation and amortization expense of $13.5 million related to capital expenditures, a $41.0 million offsetting increase in accounts receivable, net, and a $62.8 million increase in deferred revenue. The increase in accounts receivable, net and deferred revenue was primarily due to increased license and maintenance agreement sales. The increase in stock-based compensation expense was a result of the issuance of RSUs at a higher fair-market value on grant date and an increase in headcount.
Net cash provided by operating activities was $37.7 million for the year ended December 31, 2013, as a result of net income of $7.1 million, which included stock-based compensation expense of $14.5 million, non-cash depreciation and amortization expense of $6.9 million related to capital expenditures, a $30.0 million offsetting increase in accounts receivable, net, and a $34.7 million increase in deferred revenue. The increase in accounts receivable, net and deferred revenue was primarily due to increased license and maintenance agreement sales.
Net cash provided by operating activities was $14.2 million for the year ended December 31, 2012, as a result of net income of $1.4 million, which included stock-based compensation expense of $4.8 million, non-cash depreciation and amortization expense of $3.8 million related to capital expenditures, a $17.4 million offsetting increase in accounts receivable, net, and a $15.4 million increase in deferred revenue. The increase in accounts receivable, net and deferred revenue was primarily due to increased license and maintenance agreement sales.
Investing Activities
Cash outflows for investing activities for the years ended December 31, 2014, 2013 and 2012 were $35.1 million, $17.6 million and $7.0 million, respectively. The cash used for these periods was primarily attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Cash inflows from our financing activities for the years ended December 31, 2014, 2013 and 2012 were $374.3 million, $193.2 million and $1.9 million, respectively. For the years ended December 31, 2014, and 2013, cash provided by financing activities was primarily due to the $344.1 million and $177.0 million net proceeds from our public offerings in March 2014 and May 2013, respectively. In addition, for the years ended December 31, 2014 and 2013, cash provided by financing activities attributable to proceeds and excess tax benefits from the exercise of stock options was $30.2 million and $16.2 million, respectively.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Obligations and Commitments
As of December 31, 2014, our principal obligations consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2025. The following table represents our operating lease obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Lease Obligations	$101,026	$10,374	$23,190	$21,206	$46,256
In 2014, we had approximately $0.2 million of recorded liabilities pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. As we are unable to make reasonably reliable estimates of the timing of any cash payments to the tax authorities as a result of future settlements, these obligations are not included in the table. See Note 4 to the Consolidated Financial Statements in Item 8 for additional information on our uncertain tax positions.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to financial market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.
Interest Rate Risk
We had cash and cash equivalents of $680.6 million as of December 31, 2014. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Most of our revenues are generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Currently, the portion of our results of operations and cash flows denominated in foreign currency is not significant and therefore, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements. To date, we have not engaged in any foreign currency hedging strategies. As our international operations grow, we plan to generate revenues in foreign currencies and we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLEAU SOFTWARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Tableau Software, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Tableau Software, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 26, 2015

TABLEAU SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$680,613	$252,674
Accounts receivable, net	99,910	61,158
Prepaid expenses and other current assets	10,777	7,180
Income taxes receivable	229	2,033
Deferred income taxes	18,732	9,136
Total current assets	810,261	332,181
Property and equipment, net	45,627	21,338
Deferred income taxes	5,879	589
Deposits and other assets	3,895	819
Total assets	$865,662	$354,927
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,978	$2,178
Accrued compensation and employee related benefits	40,164	27,187
Other accrued liabilities	15,769	8,456
Income taxes payable	378	178
Deferred revenue	121,985	66,290
Total current liabilities	180,274	104,289
Deferred revenue	7,825	3,264
Other long-term liabilities	5,557	2,714
Total liabilities	193,656	110,267
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 22,620,509 and 33,421,033 shares issued and outstanding as of December 31, 2014 and 2013, respectively	2	4
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 47,247,710 and 28,777,653 shares issued and outstanding as of December 31, 2014 and 2013, respectively	5	3
Additional paid-in capital	660,668	239,406
Accumulated other comprehensive income (loss)	140	(71)
Retained earnings	11,191	5,318
Total stockholders’ equity	672,006	244,660
Total liabilities and stockholders’ equity	$865,662	$354,927

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Revenues
License	$279,944	$159,930	$89,883
Maintenance and services	132,672	72,510	37,850
Total revenues	412,616	232,440	127,733
Cost of revenues
License	1,211	740	305
Maintenance and services	35,774	17,784	10,057
Total cost of revenues (1)	36,985	18,524	10,362
Gross profit	375,631	213,916	117,371
Operating expenses
Sales and marketing (1)	216,672	123,573	62,333
Research and development (1)	110,923	60,769	33,065
General and administrative (1)	41,712	25,905	17,715
Total operating expenses	369,307	210,247	113,113
Operating income	6,324	3,669	4,258
Other income (expense), net	858	(804)	(54)
Income before income tax expense (benefit)	7,182	2,865	4,204
Income tax expense (benefit)	1,309	(4,211)	2,777
Net income	$5,873	$7,076	$1,427

Net income per share attributable to common stockholders:
Basic	$0.09	$0.14	$0.00
Diluted	$0.08	$0.12	$0.00

Weighted average shares used to compute net income per share attributable to common stockholders:
Basic	67,591	50,564	33,744
Diluted	74,319	59,092	39,652
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenues	$2,227	$473	$107
Sales and marketing	18,203	5,429	1,394
Research and development	20,794	5,832	2,115
General and administrative	5,794	2,723	1,180

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$5,873	$7,076	$1,427
Other comprehensive income (loss):
Foreign currency translation, net	211	(70)	(1)
Comprehensive income	$6,084	$7,006	$1,426

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(in thousands, except share information)
Balances as of December 31, 2011	17,416,317	$20,031	33,084,849	$4	$2,904	$—	$(3,185)	$(277)
Issuance of common stock upon exercise of stock options	—	—	1,082,288	—	606	—	—	606
Stock-based compensation expense	—	—	—	—	4,796	—	—	4,796
Excess tax benefit from stock-based compensation	—	—	—	—	1,541	—	—	1,541
Donation of common stock	—	—	150,000	—	1,851	—	—	1,851
Other comprehensive loss, net	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	1,427	1,427
Balances as of December 31, 2012	17,416,317	20,031	34,317,137	4	11,698	(1)	(1,758)	9,943
Proceeds from public offering, net of underwriters' discount	—	—	6,230,000	1	176,974	—	—	176,975
Conversion of preferred stock to common stock	(17,416,317)	(20,031)	17,416,317	1	20,030	—	—	20,031
Issuance of common stock upon exercise of stock options	—	—	4,235,232	1	10,522	—	—	10,523
Stock-based compensation expense	—	—	—	—	14,457	—	—	14,457
Excess tax benefit from stock-based compensation	—	—	—	—	5,725	—	—	5,725
Other comprehensive loss, net	—	—	—	—	—	(70)	—	(70)
Net income	—	—	—	—	—	—	7,076	7,076
Balances as of December 31, 2013	—	—	62,198,686	7	239,406	(71)	5,318	244,660
Proceeds from public offering, net of underwriters' discount	—	—	4,000,000	—	344,077	—	—	344,077
Issuance of common stock upon exercise of stock options	—	—	3,517,325	—	16,151	—	—	16,151
Issuance of restricted stock	—	—	152,208	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	47,018	—	—	47,018
Excess tax benefit from stock-based compensation	—	—	—	—	14,016	—	—	14,016
Other comprehensive income, net	—	—	—	—	—	211	—	211
Net income	—	—	—	—	—	—	5,873	5,873
Balances as of December 31, 2014	—	$—	69,868,219	$7	$660,668	$140	$11,191	$672,006

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities
Net income	$5,873	$7,076	$1,427
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	13,512	6,850	3,847
Stock-based compensation expense	47,018	14,457	4,796
Excess tax benefit from stock-based compensation	(14,061)	(5,725)	(1,541)
Deferred income taxes	(899)	(3,052)	301
Donation of common stock to Tableau Foundation	—	—	1,851
Changes in operating assets and liabilities
Accounts receivable, net	(41,015)	(30,001)	(17,395)
Prepaid expenses, deposits and other assets	(6,950)	(4,758)	(1,585)
Income taxes receivable	1,816	(961)	(1,072)
Deferred revenue	62,752	34,740	15,421
Accounts payable and accrued liabilities	21,181	19,037	8,240
Income taxes payable	224	62	(51)
Net cash provided by operating activities	89,451	37,725	14,239
Investing activities
Purchase of property and equipment	(36,748)	(17,607)	(7,036)
Sale of property and equipment	1,694	—	—
Net cash used in investing activities	(35,054)	(17,607)	(7,036)
Financing activities
Proceeds from public offering, net of underwriters' discount and offering costs	344,077	176,974	—
Proceeds from exercise of stock options	16,151	10,522	606
Deferred initial public offering costs	—	—	(271)
Excess tax benefit from stock-based compensation	14,061	5,725	1,541
Net cash provided by financing activities	374,289	193,221	1,876
Effect of exchange rate changes on cash and cash equivalents	(747)	33	—
Net increase in cash and cash equivalents	427,939	213,372	9,079
Cash and cash equivalents
Beginning of period	252,674	39,302	30,223
End of period	$680,613	$252,674	$39,302

Supplemental disclosures
Cash paid for income taxes	$569	$367	$3,111
Cash paid for interest	19	1	—
Non-cash activities
Conversion of preferred stock to common stock	—	20,031	—
Accrued purchases of property and equipment	4,776	2,469	2,302
Deferred initial public offering cost accruals	—	—	66
Asset retirement obligations recognized	667	—	—
Property and equipment acquired under build-to-suit lease	11,600	—	—
Property and equipment sold in sale-leaseback transaction	11,600	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business
Tableau Software, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company”, "we", "us" or "our") are headquartered in Seattle, Washington. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently make four key products; Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a cloud-based hosted version of Tableau Server; and Tableau Public, a free cloud-based platform for analyzing and sharing public data.
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
Reclassifications
In the consolidated statements of cash flows, certain prior year amounts have been reclassified to conform to the current year presentation. There was no change to the net cash flows from operating, investing, or financing activities as a result of the reclassification.
In Note 4, Income Taxes, certain prior year amounts have been reclassified to conform to the current year presentation. There was no change to the total amount of income tax expense (benefit) or net deferred tax assets as a result of the reclassifications.
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
In March 2014, we closed a follow-on public offering, in which we sold 4,000,000 shares of our Class A common stock at a price to the public of $89.25 per share. The aggregate offering price for shares sold in the offering was approximately $344.1 million, net of underwriters' discounts and commissions, and offering expenses.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include depreciable lives for property and equipment, stock-based compensation, income taxes, accrued liabilities and collectability of accounts receivable. Actual results could differ from those estimates.
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

Gains and losses on foreign currency transactions are included in income. Foreign currency transaction gain (loss) was $0.6 million and $(0.9) million for the years ended December 31, 2014 and 2013, respectively, and was not significant during the year ended December 31, 2012.
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
Maintenance agreements consist of fees for providing software updates on a when and if available basis and technical support for software products (“post-contract support” or “PCS”) for an initial term, generally one year. We have established VSOE of the fair value for maintenance on perpetual licenses based on stated substantive renewal rates or the price when sold on a standalone basis. Stated renewal rates are considered to be substantive if they are at least 15% of the actual price charged for the software license. VSOE of the fair value for standalone sales is considered to have been established when a substantial majority of individual sales transactions within the previous 12 months period falls within a reasonably narrow range, which we have defined to be plus or minus 15% of the median sales price of actual standalone sales transactions.
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
Accounts Receivable
Accounts receivable consist of amounts billed and currently due from customers. Our accounts receivable are subject to collection risk. Our gross accounts receivable is reduced for this risk by a provision for doubtful accounts. This provision is for estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors. We look at factors such as past collection experience, credit quality of the customer, age of the receivable balance, and current economic conditions. These factors are reviewed to determine whether a provision for doubtful accounts should be recorded to reduce the receivable balance to the amount believed to be collectible.
Activity related to our provision for doubtful accounts was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance at the beginning of the period	$805	$307	$135
Bad debt expense	747	789	321
Accounts written off	(441)	(291)	(149)
Balance at the end of the period	$1,111	$805	$307
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets generally ranging from three to ten years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in results of operations. Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.
Leases and Asset Retirement Obligations
Leases are categorized at their inception as either operating or capital leases. Within some lease agreements, rent holidays and other incentives are included. Rent expense is recognized on a straight-line method, over the term of the agreement generally beginning once control of the space is achieved, without regard to deferred payment terms, such as rent holidays that defer the commencement date of required rent payments. Additionally, incentives received are treated as a reduction of expense over the term of the agreement.
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
Liabilities are established for the present value of estimated future costs to retire leasehold improvements at the termination or expiration of a lease. A corresponding asset is recorded in the period in which the obligation is incurred. Such assets are amortized over the estimated useful life of the asset, and the recorded liabilities are accreted to the future value of the estimated retirement costs.
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
Advertising Expenses
We have expensed all advertising costs as incurred and classify these costs as sales and marketing expenses. Advertising expenses for the years ended December 31, 2014, 2013 and 2012 were $7.6 million, $4.9 million, and $3.0 million, respectively.
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with authoritative guidance for income taxes. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryfowards, and tax credit carryfowards if it is more likely than not that the tax benefits will be realized. We considered future taxable income, historical operating results, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine we would not be able to realize all or part of our net deferred assets in the future, we record a valuation allowance on such net deferred tax assets with an offset to expense in the period such determination was made.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer’s financial condition and generally collateral is not required. As of December 31, 2014 and 2013, no individual customer accounted for 10% or more of total accounts receivable. For the years ended December 31, 2014, 2013 and 2012, no individual customer represented 10% or more of our total revenues.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee and non-employee stock option and restricted stock unit (“RSU”) awards, is measured and recognized in the financial statements based on fair value. The fair value of each RSU award is based on the number of shares granted and the closing price of our Class A common stock as reported on the New York Stock Exchange.
The fair value of each stock option award is determined at the date of grant by applying the Black-Scholes option pricing model. This model utilizes the estimated value of our underlying common stock at the measurement date, the expected or contractual term of the option, the expected volatility of our common stock, risk-free interest rates and expected dividend yield of our common stock. Prior to our initial public offering in May 2013, because our stock was not publicly traded we estimated the fair value of our common stock. Our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. The factors included, but were not limited to: (i) contemporaneous third-party valuations of our common stock; (ii) the prices, rights, preferences and privileges of our preferred stock that was then outstanding relative to those of our common stock; (iii) the lack of marketability of our common stock; (iv) our actual operating and financial results; (v) current business conditions and projections; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or merger or acquisition, given prevailing market conditions. After the completion of our initial public offering, our common stock has been valued by reference to the closing price of our Class A common stock as reported on the New York Stock Exchange.
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
We compute the timing of excess tax benefits from the exercise of stock options and the vesting and settlement of RSUs under the "with-and-without" approach. Under this approach, we will not record an excess tax benefit until such time as a cash tax benefit is recognized. We include the impact of the excess tax benefits in the calculation of certain tax attributes such as the research and development ("R&D") tax credit and do not prepare separate computations considering the cascading impacts of the excess tax deduction. We compute the pool of excess tax benefits available to offset any future shortfalls in the tax benefits actually realized as a single pool for employees and non-employees.
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
Recent Accounting Pronouncements
In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards ("IFRS"), the FASB issued ASU 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 provides retrospective or modified prospective methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the method of adoption and the impact that this standard will have on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15 related to status as a going concern. The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Though permitted, we do not plan to early adopt. We do not believe that this standard will have significant impact on our consolidated financial statements.
Note 3. Balance Sheet Detail
Property and equipment, net consisted of the following:

	Useful Life	December 31,
	(in months)	2014	2013
		(in thousands)
Computer equipment and software	36	$43,340	$24,840
Furniture and fixtures	36	8,493	2,820
Leasehold improvements	10-120	15,444	7,792
Construction in progress		5,397	80
		72,674	35,532
Less: Accumulated depreciation and amortization		(27,047)	(14,194)
		$45,627	$21,338
Depreciation and amortization expense was $13.5 million, $6.9 million and $3.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Accrued compensation and employee related benefits consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Accrued commissions	$17,913	$11,215
Accrued bonuses	10,931	6,644
Accrued vacation	7,368	4,773
Other	3,952	4,555
Total	$40,164	$27,187

Note 4. Income Taxes
The components of our income before the provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
United States	$6,217	$2,182	$3,781
International	965	683	423
Total	$7,182	$2,865	$4,204
Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
United States	$(937)	$(4,704)	$2,694
International	2,246	493	83
Total	$1,309	$(4,211)	$2,777
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current
Federal	$11,057	$3,732	$3,403
State	2,359	741	480
Foreign	2,802	531	134
Total current income tax expense	16,218	5,004	4,017
Deferred
Federal	(12,970)	(8,772)	(1,050)
State	(1,383)	(404)	(139)
Foreign	(556)	(39)	(51)
Total deferred income tax benefit	(14,909)	(9,215)	(1,240)
Total income tax expense (benefit)	$1,309	$(4,211)	$2,777
Our effective tax rate was lower than the U.S. federal statutory rate primarily due to the favorable impact of the retroactive extension of the federal research and development ("R&D") tax credit through December 31, 2014. This was partially offset by non-deductible stock-based compensation expense and an unfavorable impact of foreign income taxes.
Our effective tax rate for years 2014 and 2013 was 18.2% and (147.0)%, respectively. The increase in the effective tax rate is mainly due to the R&D tax credit benefit in 2013, which includes both the 2013 and the 2012 generated credits, due to the retroactive enactment under the American Taxpayer Relief Act of 2012 as well as changes in income before income taxes in relation to our permanent income tax differences, such as our non-deductible stock-based compensation and an unfavorable impact of foreign income taxes.

A reconciliation of the U.S. federal statutory income tax provision to the effective income tax provision for each year is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Income tax provision at statutory rate	$2,514	$1,003	$1,471
State taxes, net of federal tax benefit	207	67	134
Impact of foreign income taxes	1,340	235	(7)
Research and development and other tax credits	(6,499)	(7,840)	(32)
Non-deductible stock-based compensation	2,929	1,845	1,209
Non-deductible meals and entertainment	832	582	178
Other, net	(14)	(103)	(176)
Total income tax expense (benefit)	$1,309	$(4,211)	$2,777
The tax effects of temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Deferred income tax assets
Tax credit carryforwards	$2,082	$3,718
Stock-based compensation	10,499	2,049
Accrued compensation	10,529	5,187
Deferred revenue	1,015	942
Deferred rent	1,717	3
Depreciation and amortization	334	—
Other	569	224
Total deferred income tax assets	26,745	12,123
Deferred income tax liabilities
Depreciation and amortization	—	914
Prepaid assets	2,142	1,484
Total deferred income tax liabilities	2,142	2,398
Net deferred income tax assets	$24,603	$9,725

Reported As:
Deferred income taxes - current	18,732	9,136
Deferred income taxes - long-term	5,879	589
Accrued liabilities	(7)	—
Other long-term liabilities	(1)	—
Net deferred income tax assets	$24,603	$9,725
The above schedule includes current and long-term deferred income tax assets and liabilities. In our consolidated balance sheets, we presented all current deferred income tax assets and liabilities within the same tax jurisdiction as a single amount. Long-term deferred income tax assets and liabilities are presented using the same methodology.
We determine our deferred income tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse.
A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. Currently, we believe that it is more likely than not that we will realize our current and long-term deferred income tax assets as a result of future taxable income. Significant factors we considered in determining the probability of the realization of the deferred income tax assets include expected future earnings, our historical operating results and the reversal of deferred income tax liabilities. Accordingly, no valuation allowance has been recorded on the deferred income tax assets. If we were to determine we are not able to realize all or part of our net deferred income tax assets in the future, we would record a valuation allowance on such net deferred income tax assets with a corresponding increase in expense in the period such determination was made.
Net operating loss ("NOL") carryforwards created by excess tax benefits from the exercise of stock options or the vesting of RSUs are not recorded as deferred income tax assets. To the extent such NOL carryforwards are utilized, the benefit realized will increase stockholders' equity. At December 31, 2014, for income tax return purposes we have gross federal and state NOL carryforwards totaling $418.1 million and tax credit carryforwards of $23.6 million. These carryforwards may be subject to limitations under the Internal Revenue Code and applicable state tax law. If not utilized, a portion of the carryforwards will begin to expire in 2022.
We are subject to income taxes in the United States and in numerous foreign jurisdictions. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. In general, the tax years for U.S. federal and state income tax purposes that remain open for examination are for 2005 and forward due to our net operating loss carryforwards.
Income tax expense includes U.S. and international income taxes. Except as required under U.S. tax law, we do not provide for U.S. income taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed, because we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of December 31, 2014, cash held by foreign subsidiaries was $8.1 million, which includes undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of $4.0 million. The deferred tax liability related to the undistributed earnings of our foreign subsidiaries is not material.
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
The total gross amount of unrecognized tax benefits was $7.1 million, $3.4 million, and $0.4 million as of December 31, 2014, 2013 and 2012, respectively. This increase relates primarily to the R&D tax credits generated in the current year.
These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained. To the extent that any uncertain tax positions are resolved in our favor, it may have a positive impact on our effective income tax rate. We do not expect any material decrease on our unrecognized tax position within the next twelve months. The following table shows the gross changes in our unrecognized tax position.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance, beginning of period	$3,441	$448	$448
Gross increases to tax positions related to prior periods	—	5	—
Gross decreases to tax positions related to prior periods	—	(153)	—
Gross increases related to current tax positions	3,675	3,141	—
Balance, end of period	$7,116	$3,441	$448
We recognize interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No penalties and interest were recognized or accrued for at December 31, 2014, 2013 and 2012.
We are currently under examination by the Internal Revenue Service ("IRS") for taxable years 2012 and 2013. We have not yet received any assessments, proposed adjustments, or an audit report related to this examination and therefore the ultimate outcome cannot be predicted with certainty. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact. In addition, we are unable to make a reasonable estimate as to if or when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters.
Note 5. Stockholders' Equity
Common Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 75,000,000 shares of Class B common stock, $0.0001 par value per share, and 750,000,000 shares of Class A common stock, $0.0001 par value per share. Each holder of Class B common stock is entitled to ten votes per share and each holder of Class A common stock is entitled to one vote per share.The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions. At its discretion, the board of directors may declare dividends on shares of common stock, subject to the rights of our preferred stockholders, if any. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.
Preferred Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 10,000,000 shares of preferred stock at $0.0001 par value per share. Our board of directors has the authority to provide for the issuance of all of the shares in one or more series. At its discretion, our board of directors may designate the voting rights and preferences of the preferred stock. As of December 31, 2014 and 2013, no shares of preferred stock were outstanding.
Donation to Tableau Foundation
In December 2012, our board of directors approved the establishment of the Tableau Foundation, a donor-advised charitable fund, which included the donation of 150,000 shares of Class B common stock. We recorded a charge of $1.9 million for the value of the donated shares to general and administrative expense for the year ended December 31, 2012 based on the value of our stock at that date. We had no similar expenses in the years ended December 31, 2014 or 2013.
Note 6. Stock-Based Compensation
Our 2004 Equity Incentive Plan (the “2004 Plan”) authorizes the granting of options to purchase shares of Class B common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors. In December 2012, we modified the 2004 Plan to increase the number of shares of Class B common stock authorized thereunder to 26,473,282. Our 2013 Equity Incentive Plan (the “2013 Plan” and, together with the 2004 Plan, the “Plans”), which was a successor to our 2004 Plan, authorizes the granting of options to purchase shares of our Class A common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors. Options granted under the Plans may be incentive or nonstatutory stock options. Incentive stock options may only be granted to employees. The term of each option is stated in the award agreement, but shall be no more than ten years from the date of grant. The board of directors determines the period over which options and RSUs become vested. Currently, the vesting period for our options and RSUs is typically four years.

A summary of the option activity under the Plans during the year ended December 31, 2014 is presented below:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2013	12,236,400	$7.64
Options exercised	(3,517,325)	4.59
Options canceled	(364)	41.47
Options forfeited	(202,832)	13.48
Balances at December 31, 2014	8,515,879	$8.76	6.98	$647,192
Vested and expected to vest at December 31, 2014	8,375,047	$8.69	6.97	$637,119
Exercisable at December 31, 2014	4,955,507	$6.87	6.42	$385,997
The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant. For periods prior to the IPO this value was determined by our board of directors. After the IPO, this value was determined by reference to the closing price of our Class A common stock on the New York Stock Exchange on the date of grant. There were no options granted in 2014. The weighted-average grant date fair value of stock options granted in 2013 and 2012 was $10.78 and $4.65, respectively. The total fair value of options vested during 2014, 2013 and 2012 was $15.0 million, $11.6 million, and $3.8 million, respectively. The total intrinsic value of options exercised during 2014, 2013 and 2012 was $258.0 million, $199.3 million and $6.9 million, respectively.
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
The following provides a summary of our RSU activity during the year ended December 31, 2014:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU

Non-Vested outstanding at December 31, 2013	574,350	$64.06
RSUs granted	2,495,002	80.05
RSUs vested	(152,208)	63.56
RSUs forfeited	(98,483)	77.56
Non-Vested outstanding at December 31, 2014	2,818,661	$77.77
The weighted-average grant date fair value of RSUs granted in 2014 and 2013 was $80.05 and $64.04, respectively. There were no RSUs granted in 2012. The total fair value of RSUs vested during 2014 was $12.0 million. There were no RSUs vested in 2013 or 2012.
Stock-based compensation expense is amortized on the straight-line method over the vesting period. As of December 31, 2014, total unrecognized compensation expense, adjusted for estimated forfeitures, related to stock options and non-vested RSUs was approximately $197.2 million which is expected to be recognized over a period of 3.2 years.
The summary of shares available for issuance for equity based awards (including stock options and RSUs) are as follows:

Shares Available for Grant
Balance at December 31, 2013	5,313,281
Authorized	3,109,934
Granted	(2,495,002)
Canceled	364
Forfeited	301,315
Balance at December 31, 2014	6,229,892
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
We estimate the fair value of stock options granted using the Black-Scholes option-valuation model. For the year ended December 31, 2014, there were no options granted. For the years ended December 31, 2013 and 2012, the fair value of options was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2013	2012
Risk-free interest rates	1.11%	0.69%
Expected term	5 years	5 years
Expected dividends	None	None
Expected volatility	46.8%	49.0%
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
For periods prior to our IPO, there was no active external or internal market for our common shares. We lacked sufficient historical volatility of our share price, and accordingly, we based our volatility on an estimate of similar entities whose share prices are publicly available. We have not paid and do not expect to pay dividends. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. We consider many factors when estimating expected forfeitures, including the types of awards, employee class and historical experience. Forfeitures were estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differed from those estimates. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Note 7. Commitments and Contingencies
Operating Lease Commitments
We conduct our operations in leased facilities under leases expiring at various dates through 2025. We recognize rent expense on a straight-line basis over the defined lease periods. Total rent expense under operating leases was approximately $7.2 million, $4.7 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum lease payments under non-cancellable operating leases as of December 31, 2014 are as follows (in thousands):

Year Ending December 31,
2015	$10,374
2016	11,764
2017	11,426
2018	11,021
2019	10,185
Thereafter	46,256
Total minimum lease payments	$101,026
Our significant lease agreements relate to the global corporate headquarters located in Seattle, Washington, and additional offices located in Kirkland, Washington; Palo Alto, California; Austin, Texas; London, United Kingdom; Singapore; Tokyo, Japan; Sydney, Australia; Dublin, Ireland; and Frankfurt, Germany.
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
We are not aware of any pending legal proceedings that, individually or in the aggregate, would have material adverse effect on our business, operating results, or financial condition. We may in the future be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources.
Note 8. Retirement Plan
We offer a salary deferral 401(k) plan for our U.S. employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the IRS. The plan also allows us to make matching contributions, subject to certain limitations. We contributed approximately $1.8 million for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, we made no contributions to the plan.
Note 9. Segments and Information about Revenues by Geographic Area
The following table presents our revenues by geographic region of end users who purchased products or services for the periods presented below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
United States and Canada	$318,835	$186,725	$106,177
International	93,781	45,715	21,556
Total revenues	$412,616	$232,440	$127,733
Substantially all of our long-lived assets are located in the United States as of December 31, 2014 and 2013.

Note 10. Net Income Per Share
Immediately prior to the closing of our IPO, all outstanding shares of Series A preferred stock and Series B preferred stock were converted to shares of Class B common stock. We issued 6,230,000 shares of Class A common stock in the IPO. In addition, 3,200,000 shares of Class B common stock (including 2,000,000 shares of Class B common stock issued upon the conversion of our preferred stock) held by our existing stockholders were converted into Class A common stock and sold in the IPO. As a result, as of December 31, 2014 and 2013, Class A and Class B common stock are the only outstanding classes of capital stock of the Company.
For the year ended December 31, 2012, net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities for periods in which we have net income. Holders of Series A preferred stock and Series B preferred stock were entitled to receive non-cumulative dividends at the per annum rate of $0.0282 and $0.1374 per share, payable prior and in preference to any dividends on any other shares of our stock. Holders of Series A preferred stock and Series B preferred stock did not have a contractual obligation to share in our losses. We considered our convertible preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to preferred stock and the related number of outstanding shares of preferred stock have been excluded from the computation of basic and diluted net income per common share. The computation of diluted net income per share does not assume conversion or exercise of potentially dilutive securities that would have an anti-dilutive effect on earnings. We utilize the if-converted method to compute diluted net income (loss) per common share when the if-converted method is more dilutive than the two-class method.
Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period Series A and Series B convertible preferred stock non-cumulative dividends, between common stock and Series A and Series B convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and RSUs using the treasury stock method.
As all shares of Series A and Series B preferred stock were converted into shares of Class B common stock in connection with our IPO, there have been no shares of preferred stock outstanding since the IPO, and therefore there was no allocation to preferred shares in the years ended December 31, 2014 and 2013.

The following table presents the computation of basic and diluted net income per share attributable to common stockholders:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net income per share attributable to common stockholders - basic
Net income	$5,873	$7,076	$1,427
Less: Undistributed earnings allocated to participating securities	—	—	1,210
Less: Allocation of net income to participating preferred shares-basic	—	—	74
Net income attributable to common stockholders - basic	$5,873	$7,076	$143
Weighted average shares outstanding used to compute basic net income per share	67,591	50,564	33,744
Net income per share attributable to common stockholders - basic	$0.09	$0.14	$0.00

Net income per share attributable to common stockholders - diluted
Net income	$5,873	$7,076	$1,427
Less: Undistributed earnings allocated to participating securities	—	—	1,210
Less: Allocation of net income to participating preferred shares - diluted	—	—	67
Net income attributable to common stockholders - diluted	$5,873	$7,076	$150
Weighted average shares used to compute basic net income per share	67,591	50,564	33,744
Effect of potentially dilutive shares:
Stock awards	6,728	8,528	5,877
Warrants	—	—	31
Weighted average shares used to compute diluted net income per share	74,319	59,092	39,652
Net income per share attributable to common stockholders - diluted	$0.08	$0.12	$0.00

The following shares subject to outstanding awards and convertible preferred shares were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented as their effect would have been antidilutive:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Shares subject to outstanding common stock awards	1,967	86	3,642
Convertible preferred shares	—	—	17,416
Total potentially dilutive shares	1,967	86	21,058
Note 11. Fair Value Measurements
The following table presents the fair value of our financial assets using the fair value hierarchy:

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$667,210	$—	$—	$667,210

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$238,810	$—	$—	$238,810

We have no material financial assets or liabilities measured using Level 2 or Level 3 inputs.
Note 12. Quarterly Financial Information (Unaudited)
The following table contains selected unaudited financial data for each quarter of 2014 and 2013. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec 31, 2014	Sept 30, 2014	June 30, 2014	March 31, 2014	Dec 31, 2013	Sept 30, 2013	June 30, 2013	March 31, 2013
	(in thousands, except per share amounts)
Total revenues	$142,923	$104,469	$90,673	$74,551	$81,459	$61,079	$49,884	$40,018
Gross profit	131,312	94,928	82,033	67,358	75,409	56,501	45,538	36,468
Net income (loss)	20,707	(4,631)	(4,574)	(5,629)	11,245	2,441	(2,575)	(4,035)
Net income (loss) per share attributable to common stockholders:
Basic	$0.30	$(0.07)	$(0.07)	$(0.09)	$0.18	$0.04	$(0.05)	$(0.12)
Diluted	$0.27	$(0.07)	$(0.07)	$(0.09)	$0.16	$0.03	$(0.05)	$(0.12)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014, the end of the period covered by this report.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of the Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is incorporated herein by reference to the sections entitled “Executive Officers and Other Executive Management,” “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
Information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation”, "Compensation Discussion and Analysis" and “Director Compensation” in our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated herein by reference to the sections entitled “Transactions With Related Persons” and “Information Regarding the Board of Directors and Corporate Governance Independence of the Board of Directors” in our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 4 — Ratification of Selection of Independent Registered Public Accounting Firm" in our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. No financial statement schedules are provided because the information called for is not required or is shown in the consolidated financial statements or related notes.
(b) Exhibits. The following exhibits are included herein or incorporated by reference:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.	8-K	001-35925	3.1	5/23/2013
3.2	Amended and Restated Bylaws of Tableau Software, Inc.	S-1	333-187683	3.4	4/2/2013
4.1.1	Form of Class A Common Stock Certificate.	S-1/A	333-187683	4.1.1	5/23/2013

4.1.2	Form of Class B Common Stock Certificate.	S-1A	333-187683	4.1.2	5/23/2013
4.2	Amended and Restated Investor Rights Agreement, by and among Tableau Software, Inc. and the investors listed on Exhibit A thereto, dated July 27, 2012.	S-1	333-187683	4.2	4/2/2013
10.1†	Tableau Software, Inc. 2004 Equity Incentive Plan.	S-1	333-187683	10.1	4/2/2013
10.2†	Forms of Option Agreement and Option Grant Notice under the 2004 Equity Incentive Plan.	S-1	333-187683	10.2	4/2/2013
10.3†	Tableau Software, Inc. 2013 Equity Incentive Plan.	S-1	333-187683	10.3	4/2/2013
10.4†	Forms of Option Agreement and Option Grant Notice under the 2013 Equity Incentive Plan.	S-1	333-187683	10.4	4/2/2013
10.5†	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2013 Equity Incentive Plan.	10-Q	001-35925	10.1	8/9/2013
10.6†	Tableau Software, Inc. 2013 Employee Stock Purchase Plan.	S-1	333-187683	10.5	4/2/2013
10.7†	Form of Indemnification Agreement made by and between Tableau Software, Inc. and each of its directors and executive officers	S-1	333-187683	10.6	4/2/2013
10.8†	Offer Letter between Tableau Software, Inc. and Christian Chabot, dated April 26, 2013.	S-1/A	333-187683	10.7	5/6/2013
10.9†	Offer Letter between Tableau Software, Inc. and Christopher Stolte, dated April 26, 2013.	S-1/A	333-187683	10.8	5/6/2013
10.10†	Offer Letter between Tableau Software, Inc. and Thomas Walker, dated April 26, 2013.	S-1/A	333-187683	10.9	5/6/2013
10.11†	Offer Letter between Tableau Software, Inc. and Kelly Wright, dated February 10, 2005.	S-1/A	333-187683	10.10	5/6/2013
10.12†	Offer Letter between Tableau Software, Inc. and Elissa Fink, dated June 13, 2007.	S-1/A	333-187683	10.11	5/6/2013
10.13†	Offer Letter between Tableau Software, Inc. and Keenan Conder, dated December 16, 2011.	S-1/A	333-187683	10.12	5/6/2013
10.14†	Form of Conversion Agreement entered into between Tableau Software, Inc. and each of Christian Chabot, Christopher Stolte and Patrick Hanrahan.	S-1	333-187683	10.13	4/2/2013
10.15*	Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated January 14, 2003.	S-1	333-187683	10.14	4/2/2013

10.16	Amendment No. 1 to Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated June 8, 2004.	S-1	333-187683	10.15	4/2/2013
10.17	Sublease Agreement between Cutter & Buck Inc. and Tableau Software, Inc., dated April 19, 2012.	S-1	333-187683	10.16	4/2/2013
10.18	Office Lease Agreement between Michael R. Mastro and Tableau Software, Inc., dated February 19, 2009.	S-1	333-187683	10.17	4/2/2013
10.19	First Amendment to Office Lease Agreement between Michael R. Mastro and Tableau Software, Inc., dated April 3, 2009.	S-1	333-187683	10.18	4/2/2013
10.20	Second Amendment to Office Lease Agreement between BBK Lake View, LLC and Tableau Software, Inc., dated March 24, 2011.	S-1	333-187683	10.19	4/2/2013
10.21	Third Amendment to Office Lease Agreement between BBK Lake View, LLC and Tableau Software, Inc., dated August 22, 2012.	S-1	333-187683	10.20	4/2/2013
10.22†	Form of Change in Control Severance Agreement.	S-1	333-187683	10.21	4/2/2013
10.23	Fourth Amendment to Office Lease Agreement between FREMONT LAKE UNION CENTER LLC and Tableau Software, Inc., dated December 11, 2014.					X
21.1	List of subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney.					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 26th day of February, 2015.

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

Signature	Title	Date
/s/ Christian Chabot	Chief Executive Officer, Co-founder and Chairman of the Board (principal executive officer)	February 26, 2015
Christian Chabot

/s/ Thomas E. Walker, Jr.	Chief Financial Officer (principal financial and accounting officer)	February 26, 2015
Thomas E. Walker, Jr.

/s/ Patrick Hanrahan	Chief Scientist, Co-founder and Director	February 25, 2015
Patrick Hanrahan

/s/ Christopher Stolte	Chief Development Officer, Co-founder and Director	February 25, 2015
Christopher Stolte

/s/ Forest Baskett	Director	February 25, 2015
Forest Baskett

/s/ Scott Sandell	Director	February 25, 2015
Scott Sandell

/s/ Brooke Seawell	Director	February 25, 2015
Brooke Seawell

/s/ Elliott Jurgensen, Jr.	Director	February 25, 2015
Elliott Jurgensen, Jr.

/s/ John McAdam	Director	February 25, 2015
John McAdam

EXHIBIT INDEX

EXHIBIT INDEX
		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.	8-K	001-35925	3.1	5/23/2013
3.2	Amended and Restated Bylaws of Tableau Software, Inc.	S-1	333-187683	3.4	4/2/2013
4.1.1	Form of Class A Common Stock Certificate.	S-1/A	333-187683	4.1.1	5/23/2013
4.1.2	Form of Class B Common Stock Certificate.	S-1A	333-187683	4.1.2	5/23/2013
4.2	Amended and Restated Investor Rights Agreement, by and among Tableau Software, Inc. and the investors listed on Exhibit A thereto, dated July 27, 2012.	S-1	333-187683	4.2	4/2/2013
10.1†	Tableau Software, Inc. 2004 Equity Incentive Plan.	S-1	333-187683	10.1	4/2/2013
10.2†	Forms of Option Agreement and Option Grant Notice under the 2004 Equity Incentive Plan.	S-1	333-187683	10.2	4/2/2013
10.3†	Tableau Software, Inc. 2013 Equity Incentive Plan.	S-1	333-187683	10.3	4/2/2013
10.4†	Forms of Option Agreement and Option Grant Notice under the 2013 Equity Incentive Plan.	S-1	333-187683	10.4	4/2/2013
10.5†	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2013 Equity Incentive Plan.	10-Q	001-35925	10.1	8/9/2013
10.6†	Tableau Software, Inc. 2013 Employee Stock Purchase Plan.	S-1	333-187683	10.5	4/2/2013
10.7†	Form of Indemnification Agreement made by and between Tableau Software, Inc. and each of its directors and executive officers	S-1	333-187683	10.6	4/2/2013
10.8†	Offer Letter between Tableau Software, Inc. and Christian Chabot, dated April 26, 2013.	S-1/A	333-187683	10.7	5/6/2013
10.9†	Offer Letter between Tableau Software, Inc. and Christopher Stolte, dated April 26, 2013.	S-1/A	333-187683	10.8	5/6/2013
10.10†	Offer Letter between Tableau Software, Inc. and Thomas Walker, dated April 26, 2013.	S-1/A	333-187683	10.9	5/6/2013
10.11†	Offer Letter between Tableau Software, Inc. and Kelly Wright, dated February 10, 2005.	S-1/A	333-187683	10.10	5/6/2013

10.12†	Offer Letter between Tableau Software, Inc. and Elissa Fink, dated June 13, 2007.	S-1/A	333-187683	10.11	5/6/2013
10.13†	Offer Letter between Tableau Software, Inc. and Keenan Conder, dated December 16, 2011.	S-1/A	333-187683	10.12	5/6/2013
10.14†	Form of Conversion Agreement entered into between Tableau Software, Inc. and each of Christian Chabot, Christopher Stolte and Patrick Hanrahan.	S-1	333-187683	10.13	4/2/2013
10.15*	Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated January 14, 2003.	S-1	333-187683	10.14	4/2/2013
10.16	Amendment No. 1 to Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated June 8, 2004.	S-1	333-187683	10.15	4/2/2013
10.17	Sublease Agreement between Cutter & Buck Inc. and Tableau Software, Inc., dated April 19, 2012.	S-1	333-187683	10.16	4/2/2013
10.18	Office Lease Agreement between Michael R. Mastro and Tableau Software, Inc., dated February 19, 2009.	S-1	333-187683	10.17	4/2/2013
10.19	First Amendment to Office Lease Agreement between Michael R. Mastro and Tableau Software, Inc., dated April 3, 2009.	S-1	333-187683	10.18	4/2/2013
10.20	Second Amendment to Office Lease Agreement between BBK Lake View, LLC and Tableau Software, Inc., dated March 24, 2011.	S-1	333-187683	10.19	4/2/2013
10.21	Third Amendment to Office Lease Agreement between BBK Lake View, LLC and Tableau Software, Inc., dated August 22, 2012.	S-1	333-187683	10.20	4/2/2013
10.22†	Form of Change in Control Severance Agreement.	S-1	333-187683	10.21	4/2/2013
10.23	Fourth Amendment to Office Lease Agreement between FREMONT LAKE UNION CENTER LLC and Tableau Software, Inc., dated December 11, 2014					X
21.1	List of subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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