Form 10-Q
period 2015-03-31
Tableau Software Inc
filed 2015-05-08
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 5, 2015, there were approximately 49,889,355 shares of the registrant's Class A common stock and 21,259,853 shares of the registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$715,664	$680,613
Accounts receivable, net of allowance for doubtful accounts of $1,063 and $1,111	83,138	99,910
Prepaid expenses and other current assets	11,355	10,777
Income taxes receivable	233	229
Deferred income taxes	21,661	18,732
Total current assets	832,051	810,261
Property and equipment, net	50,106	45,627
Deferred income taxes	5,812	5,879
Deposits and other assets	4,158	3,895
Total assets	$892,127	$865,662
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,701	$1,978
Accrued compensation and employee related benefits	28,032	40,164
Other accrued liabilities	21,212	15,769
Income taxes payable	373	378
Deferred revenue	126,345	121,985
Total current liabilities	181,663	180,274
Deferred revenue	9,847	7,825
Other long-term liabilities	7,131	5,557
Total liabilities	198,641	193,656
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 21,259,853 and 22,620,509 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2	2
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 49,881,801 and 47,247,710 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	691,587	660,668
Accumulated other comprehensive income	728	140
Retained earnings	1,164	11,191
Total stockholders’ equity	693,486	672,006
Total liabilities and stockholders’ equity	$892,127	$865,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Revenues
License	$84,420	$48,445
Maintenance and services	45,725	26,106
Total revenues	130,145	74,551
Cost of revenues
License	872	164
Maintenance and services	14,549	7,029
Total cost of revenues (1)	15,421	7,193
Gross profit	114,724	67,358
Operating expenses
Sales and marketing (1)	72,190	39,321
Research and development (1)	41,850	22,174
General and administrative (1)	14,495	7,757
Total operating expenses	128,535	69,252
Operating loss	(13,811)	(1,894)
Other income (expense), net	1,810	(207)
Loss before income tax expense (benefit)	(12,001)	(2,101)
Income tax expense (benefit)	(1,974)	3,528
Net loss	$(10,027)	$(5,629)

Net loss per share:
Basic	$(0.14)	$(0.09)
Diluted	$(0.14)	$(0.09)

Weighted average shares used to compute net loss per share:
Basic	70,490	63,444
Diluted	70,490	63,444

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of revenues	$1,304	$339
Sales and marketing	8,509	3,159
Research and development	10,086	3,404
General and administrative	2,348	1,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net loss	$(10,027)	$(5,629)
Other comprehensive income:
Foreign currency translation, net	588	15
Comprehensive loss	$(9,439)	$(5,614)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(10,027)	$(5,629)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	4,799	2,520
Stock-based compensation expense	22,247	7,963
Excess tax benefit from stock-based compensation	(324)	(3,329)
Deferred income taxes	(2,571)	3,381
Changes in operating assets and liabilities
Accounts receivable, net	14,514	10,655
Prepaid expenses, deposits and other assets	(1,078)	92
Income taxes receivable	(25)	(36)
Deferred revenue	9,219	3,953
Accounts payable and accrued liabilities	(1,784)	(5,172)
Income taxes payable	34	(72)
Net cash provided by operating activities	35,004	14,326
Investing activities
Purchase of property and equipment	(7,620)	(3,708)
Net cash used in investing activities	(7,620)	(3,708)
Financing activities
Proceeds from public offering, net of underwriters' discount and offering costs	—	344,386
Proceeds from exercise of stock options	8,348	5,477
Excess tax benefit from stock-based compensation	324	3,329
Net cash provided by financing activities	8,672	353,192
Effect of exchange rate changes on cash and cash equivalents	(1,005)	24
Net increase in cash and cash equivalents	35,051	363,834
Cash and cash equivalents
Beginning of period	680,613	252,674
End of period	$715,664	$616,508

Non-cash activities
Accrued purchases of property and equipment	$6,360	$2,595
Deferred public offering cost accruals	—	350
Asset retirement obligations recognized	304	—

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 27, 2015.
In the opinion of management, the accompanying unaudited condensed consolidated financial information includes all normal recurring adjustments necessary for a fair statement of the Company's financial position, results of operations, comprehensive loss and cash flows for the interim periods, but is not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
In the condensed consolidated statement of cash flows, certain prior year amounts have been reclassified to conform to the current year presentation. There was no change to the net cash flows from operating, investing, or financing activities as a result of the reclassification.
Public Offering
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
Risks and Uncertainties
Inherent in our business are various risks and uncertainties, including our limited history operating our business at its current scale and development of advanced technologies in a rapidly changing industry. These risks include our ability to manage our rapid growth and our ability to attract new customers and expand sales to existing customers, as well as other risks and uncertainties. In the event that we do not successfully implement our business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in our capital stock may not be recoverable. Our success depends upon the acceptance of our technology, development of sales and distribution channels, and our ability to generate significant revenues from the use of our technology.
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
Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer’s financial condition and generally collateral is not required. As of March 31, 2015 and December 31, 2014, no individual customer accounted for 10% or more of total accounts receivable. For the three months ended March 31, 2015 and 2014, no individual customer represented 10% or more of our total revenues.
Recent Accounting Pronouncements
In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards ("IFRS"), the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 provides retrospective or modified prospective methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. In April 2015, the FASB proposed a one year deferral of the effective date of this new standard. This proposed revision to the standard is not yet effective. We are currently evaluating the method of adoption and the impact that this standard will have on our consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-05 related to a customer's accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. Early adoption is permitted. We are still evaluating the impact this standard will have on our consolidated financial statements.

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
Preferred Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 10,000,000 shares of preferred stock at $0.0001 par value per share. Our board of directors has the authority to provide for the issuance of all the shares in one or more series. At its discretion, our board of directors may designate the voting rights and preferences of the preferred stock.
Note 4. Stock-Based Compensation
Our 2004 Equity Incentive Plan (the “2004 Plan”) authorizes the granting of options to purchase shares of our Class B common stock, restricted stock units ("RSUs") and other stock-based awards to our employees, consultants, officers and directors. Our 2013 Equity Incentive Plan (the “2013 Plan” and, together with the 2004 Plan, the “Plans”), which was a successor to our 2004 Plan, authorizes the granting of options to purchase shares of our Class A common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors.
Options granted under the Plans may be incentive or nonstatutory stock options. Incentive stock options may only be granted to employees. The term of each option is stated in the award agreement, but shall be no more than ten years from the date of grant. Options typically vest over a period of four years.
A summary of the option activity under the Plans during the three months ended March 31, 2015 is presented below:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2014	8,515,879	$8.76
Options exercised	(1,063,082)	7.85
Options forfeited	(31,189)	15.50
Balances at March 31, 2015	7,421,608	$8.86	6.77	$620,865
Vested and expected to vest at March 31, 2015	7,352,543	$8.81	6.76	$615,461
Exercisable at March 31, 2015	4,460,131	$7.03	6.24	$381,286
RSUs entitle the holder to receive shares of Class A common stock as the award vests. RSUs typically vest over a period of four years. The fair value of an RSU is determined by using the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant. The Company's non-vested RSUs do not have nonforfeitable rights to dividends or dividend equivalents.

A summary of the RSU activity under the 2013 Plan during the three months ended March 31, 2015 is presented below:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU

Non-Vested outstanding at December 31, 2014	2,818,661	$77.77
RSUs granted	1,599,278	99.90
RSUs vested	(210,353)	91.66
RSUs forfeited	(40,020)	80.81
Non-Vested outstanding at March 31, 2015	4,167,566	$85.53
Stock-based compensation expense is amortized on the straight-line method over the requisite service period. As of March 31, 2015, total unrecognized compensation expense, adjusted for estimated forfeitures, related to stock options and non-vested RSUs was approximately $326.2 million which is expected to be recognized over a period of 3.4 years.
The summary of shares available for issuance for equity based awards (including stock options and RSUs) during the three months ended March 31, 2015 is as follows:

Shares Available for Grant
Balance at December 31, 2014	6,229,892
Authorized	3,493,410
Granted	(1,599,278)
Forfeited	71,209
Balance at March 31, 2015	8,195,233
Note 5. Income Taxes
Our provision for income tax expense (benefit) for interim periods is determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate is impacted by and differs from the federal statutory rate primarily due to non-deductible stock-based compensation and the adverse effect of losses incurred in certain foreign jurisdictions for which we do not realize a tax benefit. Our effective tax rate may also be adversely impacted by the amount of our income before income tax expense (benefit) relative to our income tax expense, non-deductible expenses and changes in tax law such as the expiration of the U.S. federal research and development credit at the end of 2014.
Our effective tax rate was 16.4% and (167.9)% for the three months ended March 31, 2015 and 2014, respectively. The difference in the effective tax rates for the three month periods is attributable to the change in the relationship between non-deductible items including stock-based compensation, and meals and entertainment, and the loss before income tax expense (benefit). The impact of adjustments to our effective tax rate for discrete items and non-deductible expenses is greater when our loss before income tax expense (benefit) is lower.
During the three months ended March 31, 2015, we recognized an income tax benefit of $2.0 million, which includes $1.0 million of discrete tax benefits relating to disqualifying dispositions on incentive stock options. During the three months ended March 31, 2014, we recognized an income tax expense of $3.5 million, which included $0.8 million of discrete tax benefits relating to disqualifying dispositions on incentive stock options.
We are currently under examination by the Internal Revenue Service ("IRS") for taxable years 2012 and 2013, which may lead to proposed adjustments to our taxes or net operating losses with respect to the years under examination as well as in subsequent periods that utilize these net operating losses. To date, we have not received any notices of proposed adjustments from the IRS related to this or any other examination periods.

Note 6. Commitments and Contingencies
As of March 31, 2015, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2025. The following table represents our non-cancellable minimum lease payments remaining as of March 31, 2015 (in thousands):

Period Ending	Amount
Remainder of 2015	$10,446
2016	16,016
2017	15,746
2018	15,642
2019	14,888
Thereafter	63,065
Total	$135,803
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
We are not aware of any pending legal proceedings that we believe, individually or in the aggregate, would be expected to have a material adverse effect on our business, operating results, or financial condition. We may in the future be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources.
Note 7. Segments and Information about Revenues by Geographic Area
The following table presents our revenues by geographic region of end users who purchased products or services for the periods presented below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
United States and Canada	$98,443	$57,766
International	31,702	16,785
Total revenues	$130,145	$74,551
Note 8. Net Income (Loss) Per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Net loss per share - basic and diluted
Net loss	$(10,027)	$(5,629)
Weighted average shares outstanding used to compute basic and diluted net loss per share	70,490	63,444
Net loss per share - basic and diluted	$(0.14)	$(0.09)
For the three months ended March 31, 2015 and 2014, outstanding stock awards were antidilutive because of our net loss, and as such, their effect has not been included in the calculation of basic or diluted net loss per share.

The following shares subject to outstanding awards were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Shares subject to outstanding common stock awards	11,589	12,061
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
The following table presents the fair value of our financial assets using the fair value hierarchy:

	March 31, 2015
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$689,475	$—	$—	$689,475

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$667,210	$—	$—	$667,210
We have no material financial assets or liabilities measured using Level 2 or Level 3 inputs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"), on February 27, 2015.
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A of this report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. We were founded in January 2003 and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010 and our first version of Tableau Online in July 2013. Building on our foundational technology innovations, we have released nine major versions of our software, each expanding and improving our products' capabilities. Our most recent major release, Tableau 9.0, offers advances in the areas of visual analytics, performance, scalability, data preparation, and enterprise capabilities. New features include Automatic Data Preparation, Advanced Analytics, such as Level of Detail Expressions, and Smart Maps that are faster, more responsive and allow for geographic search. In addition, Tableau Server and Tableau Online have been re-designed to deliver a faster, more scalable, and extensible platform for customers. We also added performance enhancements to our products including new features such as parallel queries, Query Fusion, vectorization and smarter query caches.
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions, and non-profits. As of March 31, 2015, we had over 29,000 customer accounts located in over 150 different countries. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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
We generate revenues primarily in the form of license fees and related maintenance and services fees. License revenues reflect the revenues recognized from sales of licenses to new customer accounts and additional licenses to existing customer accounts. License fees include perpetual, term, and subscription license fees. Fees from perpetual licenses comprised more than 90% of our license revenues for the three months ended March 31, 2015. Maintenance and services revenues reflect the revenues recognized from fees paid for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a license, a customer typically also purchases one year of maintenance service and has the opportunity to purchase maintenance service annually thereafter. We expect maintenance and services revenues to become a larger percentage of our total revenues as our customer base grows.
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
With approximately 24% of our total revenues from customers located outside the United States and Canada in the three months ended March 31, 2015, we believe there is significant opportunity to expand our international business. Our products currently support eight languages and we are aggressively expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We have been growing rapidly in recent periods. Our total revenues for the three months ended March 31, 2015 were $130.1 million, compared to $74.6 million for the three months ended March 31, 2014. We increased the total number of customer accounts that had purchased our products to over 29,000 as of March 31, 2015 as compared to over 19,000 customer accounts as of March 31, 2014.
During the three months ended March 31, 2015, there were 249 sales transactions greater than $100,000, compared to 120 during the three months ended March 31, 2014.
During the three months ended March 31, 2015, we significantly increased the size of our workforce, particularly in our sales and marketing and research and development ("R&D") organizations, expanded internationally, and invested in our operational infrastructure to support our growth. As a result of our significant investments in growth, we incurred a net loss in the three months ended March 31, 2015. Our net loss for the three months ended March 31, 2015 was $10.0 million, compared to net loss of $5.6 million for the three months ended March 31, 2014.
Factors Affecting Our Performance
We believe that our performance and future success are dependent upon a number of factors, including our ability to continue to expand and further penetrate our customer base, innovate and enhance our products, and invest in our infrastructure. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address. See the section of this report titled “Item 1A. Risk Factors.”

Investment in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase adoption of our products within our existing customers, both domestically and internationally. Our ability to increase adoption amongst existing customers is particularly important to our land and expand business model. We believe that the existing market for analytics software is underserved and that we have an addressable market that is substantially larger than the market for traditional business analytics software. As a result, we believe we have the opportunity to substantially expand our customer base and to increase adoption of our products within and across our existing customers.
In order to expand and further penetrate our customer base, we have made and plan to continue to make significant investments in expanding our direct sales teams and indirect sales channels, and to increase our brand awareness. We plan to continue to significantly increase the size of our sales and marketing team domestically and internationally, particularly in the near term. We also intend to expand our online and offline marketing efforts to increase our brand awareness.
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
Components of Operating Results
Revenues
License revenues.   License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. More than 90% of our license revenues for the three months ended March 31, 2015 resulted from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied and we have vendor specific objective evidence of all undelivered elements. In addition, a small number of customers have purchased term or subscription licenses, under which we recognize the license fee ratably, on a straight-line basis, over the term of the license. In July 2013, we introduced Tableau Online, a subscription, cloud-based version of Tableau Server. To date, we have not derived a significant amount of revenues from term or subscription licenses.
Maintenance and services revenues.   Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a perpetual license, a customer also purchases one year of maintenance, and has the opportunity to purchase maintenance annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended December 31, 2014 was over 90%.
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
Cost of Revenues
Cost of license revenues.   Cost of license revenues primarily consists of referral fees paid to third parties. For Tableau Online, cost of license revenues is calculated through an allocation of shared costs, which was immaterial for the three months ended March 31, 2015.
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
Sales and marketing.    Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, marketing, travel, and facility related costs and allocated overhead. We expect sales and marketing expenses to continue to increase significantly, in absolute dollars, for the remainder of 2015 compared to 2014 primarily due to our planned growth in our sales and marketing organization, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating expenses as we continue to expand our business.
Research and development.   R&D expenses primarily consist of personnel-related costs attributable to our R&D personnel and contractors, as well as facility related costs and allocated overhead. We have devoted our product development efforts primarily to develop new products, incorporate additional features, improve functionality, support additional languages and adapt to new technologies or changes to existing technologies. We expect that our R&D expenses will continue to increase significantly, in absolute dollars, for the remainder of 2015 compared to 2014 as we increase our R&D headcount to further strengthen our software and invest in the development of our products.
General and administrative.  General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, legal, human resources and administrative personnel, as well as legal, accounting and other professional services fees and facility related costs and allocated overhead. We expect that general and administrative expenses will continue to increase significantly, in absolute dollars, for the remainder of 2015 compared to 2014 as we further expand our operations, particularly internationally.
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
Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed, since we intend to invest such earnings indefinitely outside the United States. If our intent changes or if these earnings were needed to fund U.S. operations, our effective tax rate could be adversely affected.

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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on February 27, 2015.
Recent Accounting Pronouncements
In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards ("IFRS"), the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 provides retrospective or modified prospective methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. In April 2015, the FASB proposed a one year deferral of the effective date of this new standard. This proposed revision to the standard is not yet effective. We are currently evaluating the method of adoption and the impact that this standard will have on our consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-05 related to a customer's accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. Early adoption is permitted. We are still evaluating the impact this standard will have on our consolidated financial statements.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2015	2014
Condensed Consolidated Statements of Operations Data:	(in thousands)
Revenues
License	$84,420	$48,445
Maintenance and services	45,725	26,106
Total revenues	130,145	74,551
Cost of revenues
License	872	164
Maintenance and services	14,549	7,029
Total cost of revenues (1)	15,421	7,193
Gross profit	114,724	67,358
Operating expenses
Sales and marketing (1)	72,190	39,321
Research and development (1)	41,850	22,174
General and administrative (1)	14,495	7,757
Total operating expenses	128,535	69,252
Operating loss	(13,811)	(1,894)
Other income (expense), net	1,810	(207)
Loss before income tax expense (benefit)	(12,001)	(2,101)
Income tax expense (benefit)	(1,974)	3,528
Net loss	$(10,027)	$(5,629)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of revenues	$1,304	$339
Sales and marketing	8,509	3,159
Research and development	10,086	3,404
General and administrative	2,348	1,061

	Three Months Ended March 31,
	2015	2014
Condensed Consolidated Statements of Operations Data:	(as a percentage of total revenues)
Revenues
License	64.9%	65.0%
Maintenance and services	35.1%	35.0%
Total revenues	100.0%	100.0%
Cost of revenues
License	0.7%	0.2%
Maintenance and services	11.2%	9.4%
Total cost of revenues	11.8%	9.6%
Gross profit	88.2%	90.4%
Operating expenses
Sales and marketing	55.5%	52.7%
Research and development	32.2%	29.7%
General and administrative	11.1%	10.4%
Total operating expenses	98.8%	92.9%
Operating loss	(10.6)%	(2.5)%
Other income (expense), net	1.4%	(0.3)%
Loss before income tax expense (benefit)	(9.2)%	(2.8)%
Income tax expense (benefit)	(1.5)%	4.7%
Net loss	(7.7)%	(7.6)%

Comparison of Three Months Ended March 31, 2015 and 2014
Revenues

	Three Months Ended March 31,
	2015	2014	% Change
Revenues	(dollars in thousands)
License	$84,420	$48,445	74.3%
Maintenance and services	45,725	26,106	75.2%
Total revenues	$130,145	$74,551	74.6%
Total revenues were $130.1 million for the three months ended March 31, 2015 compared to $74.6 million for the three months ended March 31, 2014, an increase of $55.6 million, or 75%. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers both domestically and internationally. For example, we added over 2,600 new customer accounts in the three months ended March 31, 2015. License revenues increased $36.0 million, or 74%, from the three months ended March 31, 2014 to the three months ended March 31, 2015 as a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. Maintenance and services revenues increased $19.6 million, or 75%, from the three months ended March 31, 2014 to the three months ended March 31, 2015. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 24% for the three months ended March 31, 2015 from 23% for the three months ended March 31, 2014.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2015	2014	% Change
Cost of revenues	(dollars in thousands)
License	$872	$164	431.7%
Maintenance and services	14,549	7,029	107.0%
Total cost of revenues	$15,421	$7,193	114.4%

	Three Months Ended March 31,
	2015	2014
Gross Margin
License	99.0%	99.7%
Maintenance and services	68.2%	73.1%
Total gross margin	88.2%	90.4%
Total cost of revenues was $15.4 million for the three months ended March 31, 2015 compared to $7.2 million for the three months ended March 31, 2014, an increase of $8.2 million. This increase was primarily due to the increased cost of providing maintenance and services to our expanding customer base, including an increase in compensation expense of $4.5 million, which includes a $1.0 million increase in stock-based compensation, resulting from headcount growth, $1.6 million in facilities and allocated overhead costs and $1.2 million in additional costs to support our training and consulting services. The decrease in total gross margin for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to increased investment in our technical support and services organization for personnel and other costs to support our expanding customer base.

Operating Expenses

	Three Months Ended March 31,
	2015	2014	% Change
Operating expenses	(dollars in thousands)
Sales and marketing	$72,190	$39,321	83.6%
Research and development	41,850	22,174	88.7%
General and administrative	14,495	7,757	86.9%
Total operating expenses	$128,535	$69,252	85.6%
Sales and Marketing
Sales and marketing expenses were $72.2 million for the three months ended March 31, 2015 compared to $39.3 million for the three months ended March 31, 2014, an increase of $32.9 million. This increase was primarily due to an increase in compensation expense of $21.2 million, which includes a $5.4 million increase in stock-based compensation, resulting from additional sales headcount as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to an additional $4.4 million in facilities and allocated overhead costs, $4.0 million in marketing costs, and $2.3 million in travel expenses.
Research and Development
R&D expenses were $41.9 million for the three months ended March 31, 2015 compared to $22.2 million for the three months ended March 31, 2014, an increase of $19.7 million. This increase was primarily due to an increase in compensation expense of $17.3 million, which includes a $6.7 million increase in stock-based compensation, resulting from additional headcount as part of our focus on further developing and enhancing our products. The remainder of the increase was primarily attributable to an additional $1.8 million in facilities and allocated overhead costs.
General and Administrative
General and administrative expenses were $14.5 million for the three months ended March 31, 2015 compared to $7.8 million for the three months ended March 31, 2014, an increase of $6.7 million. This increase was primarily due to an increase in compensation expense of $4.0 million, which includes a $1.3 million increase in stock-based compensation, resulting from additional headcount to support our overall growth. The remainder of the increase was primarily attributable to an additional $1.8 million in facilities and allocated overhead costs.
Other Income (Expense), Net

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Other income (expense), net	$1,810	$(207)
Other income (expense), net increased primarily due to currency gains associated with foreign transactions and interest income on available cash balances.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Income tax expense (benefit)	$(1,974)	$3,528
Effective tax rate	16.4%	(167.9)%
Period specific items	$(963)	$(761)
Our effective tax rate was 16.4% and (167.9)% for the three months ended March 31, 2015 and 2014, respectively. The difference in the effective tax rates for the three month periods is attributable to the change in the relationship between non-deductible items including stock-based compensation, and meals and entertainment, and the loss before income tax expense (benefit). The impact of adjustments to our effective tax rate for discrete items and non-deductible expenses is greater when our income (loss) before income tax expense (benefit) is lower.
Non-GAAP Financial Measures
We believe that the use of non-GAAP gross profit and gross margin, non-GAAP operating income (loss) and operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per basic and diluted common share and free cash flow is helpful to our investors. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Non-GAAP gross profit is calculated by excluding stock-based compensation expense attributable to cost of revenues from gross profit. Non-GAAP gross margin is the ratio calculated by dividing non-GAAP gross profit by revenues. Non-GAAP operating income (loss) is calculated by excluding stock-based compensation expense from operating income (loss). Non-GAAP operating margin is the ratio calculated by dividing non-GAAP operating income (loss) by revenues. Non-GAAP net income (loss) is calculated by excluding stock-based compensation expense and related income tax adjustments from net income (loss). Non-GAAP net income (loss) per basic and diluted common share is calculated by dividing non-GAAP net income (loss) by the basic and diluted weighted average shares outstanding. Non-GAAP diluted weighted average shares outstanding includes the effect of dilutive shares in periods of non-GAAP net income. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company's non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period. We calculate free cash flow as net cash provided by operating activities less net cash used in investing activities for purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening our balance sheet. All of our non-GAAP financial measures are important tools for financial and operational decision making and for evaluating our own operating results over different periods of time.
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
The following table summarizes our non-GAAP financial measures:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Non-GAAP gross profit	$116,028	$67,697
Non-GAAP gross margin	89.2%	90.8%
Non-GAAP operating income	8,436	6,069
Non-GAAP operating margin	6.5%	8.1%
Non-GAAP net income (loss)	5,840	(351)
Free cash flow	27,384	10,618

The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Gross profit	$114,724	$67,358
Excluding: Stock-based compensation expense attributable to cost of revenues	1,304	339
Non-GAAP gross profit	$116,028	$67,697
The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Gross margin	88.2%	90.4%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.0%	0.5%
Non-GAAP gross margin	89.2%	90.8%
The following table presents the reconciliation of operating loss to non-GAAP operating income:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating loss	$(13,811)	$(1,894)
Excluding: Stock-based compensation expense	22,247	7,963
Non-GAAP operating income	$8,436	$6,069
The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating margin	(10.6)%	(2.5)%
Excluding: Stock-based compensation expense	17.1%	10.7%
Non-GAAP operating margin	6.5%	8.1%

The following table presents the reconciliation of net loss to non-GAAP net income (loss):

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Net loss	$(10,027)	$(5,629)
Excluding: Stock-based compensation expense	22,247	7,963
Income tax adjustment (1)	(6,380)	(2,685)
Non-GAAP net income (loss)	$5,840	$(351)

Weighted average shares used to compute non-GAAP basic net income (loss) per share	70,490	63,444
Effect of potentially dilutive shares: stock awards (2)	6,075	—
Weighted average shares used to compute non-GAAP diluted net income (loss) per share	76,565	63,444

Non-GAAP net income (loss) per share:
Basic	$0.08	$(0.01)
Diluted	$0.08	$(0.01)
(1) During fiscal 2015, the company began to utilize a fixed projected non-GAAP tax rate for each quarter in a fiscal year in its computation of non-GAAP net income (loss) in order to provide better consistency across interim reporting periods by eliminating the effects of non-recurring and period-specific items, because each of these items can vary in size and frequency. To determine this long-term rate, the company evaluated a three-year financial projection that excludes the impact of non-cash stock-based compensation expense. The projected rate takes into account other factors including the company’s current tax structure, its existing tax positions in various jurisdictions and key legislation in major jurisdictions where the company operates. The non-GAAP tax rate the company will utilize for fiscal 2015 is 43%.  The non-GAAP tax rate assumes the R&D tax credit is not extended. The company will provide updates to this tax rate on an annual basis, or if material changes occur, such as the extension of the R&D tax credit.

(2) During fiscal 2015, the company updated our calculation of non-GAAP diluted net income (loss) per share which now includes the effect of potentially dilutive shares related to stock awards in periods of non-GAAP net income and GAAP net loss. This change had no impact to the comparable prior year period.

The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$35,004	$14,326
Less: Purchases of property and equipment	7,620	3,708
Free cash flow	$27,384	$10,618
Net cash used in investing activities	$(7,620)	$(3,708)
Net cash provided by financing activities	$8,672	$353,192
Non-GAAP Operating Income
Non-GAAP operating income for the three months ended March 31, 2015 was $8.4 million as compared to non-GAAP operating income of $6.1 million for the three months ended March 31, 2014. The increase was primarily the result of increased domestic and international demand for our products and services from new and existing customers, offset in part by increased operating expenses attributable to additional headcount.

Non-GAAP Net Income (Loss)
Non-GAAP net income for the three months ended March 31, 2015 was $5.8 million as compared to non-GAAP net loss of $(0.4) million for the three months ended March 31, 2014. The increase was primarily the result of increased domestic and international demand for our products and services from new and existing customers, offset in part by increased operating expenses attributable to additional headcount.
Free Cash Flow
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in investing activities for purchases of property and equipment. Free cash flow for the three months ended March 31, 2015 was $27.4 million as compared to free cash flow of $10.6 million for the three months ended March 31, 2014. The increase was primarily the result of an increase in net cash provided by operating activities.
Liquidity and Capital Resources
Prior to our initial public offering (our "IPO"), in May 2013, we financed our operations primarily through cash flows generated by operations, and to a lesser extent the sale of preferred stock.
Our IPO resulted in proceeds to us of $177.0 million, net of underwriters' discounts and commissions and offering expenses. In March 2014, we closed a follow on public offering resulting in proceeds to us of $344.1 million, net of underwriters' discounts and commissions and offering expenses.
As of March 31, 2015, we had cash and cash equivalents totaling $715.7 million, accounts receivable, net of $83.1 million and $650.4 million of working capital.
The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	March 31,	December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$715,664	$680,613

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$35,004	$14,326
Net cash used in investing activities	(7,620)	(3,708)
Net cash provided by financing activities	8,672	353,192
Effect of exchange rate changes	(1,005)	24
Net increase in cash and cash equivalents	$35,051	$363,834
Cash and Cash Equivalents
As of March 31, 2015, our cash and cash equivalents were held for working capital purposes, a majority of which was held in cash deposits and money market funds. We intend to increase our capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $35.0 million for the three months ended March 31, 2015. The cash provided by operating activities was affected by a net loss of $10.0 million, stock-based compensation expense of $22.2 million, a $14.5 million decrease in accounts receivable, net, a $9.2 million increase in deferred revenue and non-cash depreciation and amortization expense of $4.8 million related to capital expenditures. The decrease in accounts receivable, net, was primarily due to seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter. The increase in deferred revenue was primarily due to increased sales of maintenance agreements.
Net cash provided by operating activities was $14.3 million for the three months ended March 31, 2014. The cash provided by operating activities was affected by a net loss of $5.6 million, stock-based compensation expense of $8.0 million, a $10.7 million decrease in accounts receivable, net, a $4.0 million increase in deferred revenue and a $5.2 million decrease in accounts payable and accrued liabilities. The decrease in accounts receivable, net, was primarily due to seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter. The increase in deferred revenue was primarily due to increased sales of maintenance agreements. The decrease in accounts payable and accrued liabilities was primarily due to the timing of payments on outstanding payable balances.
Investing Activities
Cash outflows for investing activities for the three months ended March 31, 2015 and 2014 were $7.6 million and $3.7 million, respectively. The cash used for these periods was attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Cash inflows from our financing activities for the three months ended March 31, 2015 and 2014 were $8.7 million and $353.2 million, respectively. During the three months ended March 31, 2015, cash provided by financing activities was primarily due to $8.3 million in proceeds from the exercise of stock options. In the three months ended March 31, 2014, cash provided by financing activities was primarily due to proceeds of $344.4 million from the public offering of our Class A common stock, which closed in March 2014.
Obligations and Commitments
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 27, 2015, we disclosed that we had approximately $101 million in outstanding operating lease obligations related to non-cancellable minimum lease payments. Other than the items discussed below, there have been no material changes to our contractual obligations and commitments as of March 31, 2015.
During the three months ended March 31, 2015, we entered into 12 additional office lease agreements, with aggregate non-cancellable minimum lease payments of approximately $40 million. These payments are due and payable over the full term of each respective lease. See Item 1, "Financial Statements (unaudited) - Note 6 - Commitments and Contingencies" for additional discussion of our principal contractual commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2015, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this quarterly report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We make a provision for a liability relating to a claim when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When we make such provisions, they are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of currently outstanding matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of the matter could materially affect our future results of operations or cash flows, or both, of a particular quarter.

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
While we have achieved profitability on an annual basis over the past three years, we have not consistently achieved profitability on a quarterly basis during that same period. For example, we had net losses in the first and second quarters of 2013, the first, second and third quarters of 2014 and the first quarter of 2015. We expect expenses to increase substantially in the near term, particularly as we make significant investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products.
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
We have experienced rapid growth in a relatively short period of time. Our revenues grew to $130.1 million in the three months ended March 31, 2015 from $74.6 million in the three months ended March 31, 2014. Our number of full time employees increased to 2,192 as of March 31, 2015 from 1,360 as of March 31, 2014 . During this period, we also expanded our operations outside of the United States.
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

•	business analytics software companies, such as Qlik, MicroStrategy and TIBCO Spotfire (a subsidiary of TIBCO Software Inc.); and

•	analytical tools embedded in SaaS-based products or cloud-based analytics providers.
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
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. During the three months ended March 31, 2015, there were 249 sales transactions greater than $100,000 as compared to 120 sales transactions greater than $100,000 in the three months ended March 31, 2014, representing a 108% increase in the number of transactions. These larger transactions may involve significant customer negotiation. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000, have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
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
Our new products or product enhancements, such as Tableau Online and our most recent release, Tableau 9.0, and changes to our existing software could fail to attain sufficient market acceptance for many reasons, including:

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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 76% of our total revenues in the three months ended March 31, 2015 was derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
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
The inability of legislators to pass additional short- or longer-term spending bills could lead to additional shutdowns or other disruptions. In addition, general worldwide economic conditions have experienced a significant downturn and continue to remain unstable. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may tighten their budgets and face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.
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
As of March 31, 2015, we had 14 issued U.S. patents covering our technology and 30 patent applications pending for examination in the United States. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
In addition to intellectual property litigation, we may be subject to other claims arising from our normal business activities. These may include claims, suits, and proceedings involving labor and employment, wage and hour, commercial and other matters. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or enter into royalty or licensing arrangements, which could adversely affect our results of operations and cash flows, harm our reputation or otherwise negatively impact our business.
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
The computation of the provision for income taxes is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment in the application of complicated rules governing accounting for income tax provisions under U.S. GAAP. Our provision for income taxes for interim quarters is based on numerous assumptions and a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes estimates of profits and losses by jurisdiction. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income taxes can be materially impacted by many factors including the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. Any estimates and assumptions of these matters may turn out to be incorrect. For these reasons, our overall global tax rate may be materially different than our forecast.
We may not be able to utilize all of our deferred tax assets.
Based on our assessment, it appears more likely than not that the net deferred tax assets will be realized through our future taxable earnings. As a result, currently no valuation allowance has been established for our net deferred tax assets. However, if future results are less than projected and there is no objectively verifiable evidence to support the realization of our deferred tax assets, a substantial valuation allowance may be required to reduce the carrying value of our deferred tax assets on our consolidated balance sheet.

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
Any changes to or the reform of current U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
Our international operations subject us to potentially adverse tax consequences.
We generally conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure is aligned with our international operations, with many of our international subsidiaries held by our wholly-owned subsidiary in Ireland, which provides order processing and technical and administrative support to all of our international operations, except for those in Canada and Japan. Such corporate structures are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in the tax laws or the interpretation of such tax laws, such as the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development and any legislation proposed by relevant taxing authorities.
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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock’s daily closing price on the New York Stock Exchange has ranged from $48.53 to $102.40 through May 5, 2015. On May 5, 2015, the closing price of our Class A common stock was $97.27.
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
In addition, as of March 31, 2015, we had options outstanding that, if fully exercised, would result in the issuance of approximately 7.4 million shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended (the "Securities

Act"). Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Holders of approximately 3.1 million shares of Class A and Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for Tableau or other stockholders.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2015, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 81% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, which include funds affiliated with New Enterprise Associates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
As a result of disclosure of information in our filings with the SEC our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.
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

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None
Use of Proceeds from Public Offering of Common Stock
On May 22, 2013, we closed our initial public offering of 9,430,000 shares of Class A common stock, including 6,230,000 shares of Class A common stock sold by us (inclusive of 1,230,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 3,200,000 shares of Class A common stock sold by the selling stockholders at a price to the public of $31.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to registration statement on Form S-1 (File No. 333-188660), which was declared effective by the SEC on May 16, 2013. The offering commenced on May 17, 2013, and closed on May 22, 2013. Goldman, Sachs & Co., Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, UBS Securities LLC, BMO Capital Markets Corp. and JMP Securities LLC acted as the underwriters. The aggregate offering price for shares sold in the offering was approximately $292.3 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We raised approximately $177.0 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $20.5 million and other offering expenses of approximately $2.6 million.
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

ITEM 6.        EXHIBITS
Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.
3.2(2)	Amended and Restated Bylaws of Tableau Software, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Fifth Amendment to Office Lease Agreement between Fremont Lake Union Center, LLC and Tableau Software, Inc., dated March 4, 2015.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May 2015.

TABLEAU SOFTWARE, INC.
By: /s/ Thomas E. Walker, Jr.

Thomas E. Walker, Jr.
Chief Financial Officer (principal
financial and accounting officer
and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Fifth Amendment to Office Lease Agreement between Fremont Lake Union Center, LLC and Tableau Software, Inc., dated March 4, 2015.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*    Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.