Form 10-Q
period 2015-06-30
Tableau Software Inc
filed 2015-08-07
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 4, 2015, there were approximately 51,273,560 shares of the registrant's Class A common stock and 20,559,166 shares of the registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$729,506	$680,613
Accounts receivable, net of allowance for doubtful accounts of $1,006 and $1,111	97,998	99,910
Prepaid expenses and other current assets	15,594	10,777
Income taxes receivable	150	229
Deferred income taxes	21,752	18,732
Total current assets	865,000	810,261
Property and equipment, net	56,168	45,627
Deferred income taxes	6,371	5,879
Deposits and other assets	6,181	3,895
Total assets	$933,720	$865,662
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,582	$1,978
Accrued compensation and employee related benefits	33,353	40,164
Other accrued liabilities	28,126	15,769
Income taxes payable	413	378
Deferred revenue	139,435	121,985
Total current liabilities	205,909	180,274
Deferred revenue	11,381	7,825
Other long-term liabilities	8,868	5,557
Total liabilities	226,158	193,656
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 20,559,166 and 22,620,509 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	2	2
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 51,222,204 and 47,247,710 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	724,905	660,668
Accumulated other comprehensive income	465	140
Retained earnings (accumulated deficit)	(17,815)	11,191
Total stockholders' equity	707,562	672,006
Total liabilities and stockholders' equity	$933,720	$865,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Revenues
License	$96,741	$60,354	$181,161	$108,799
Maintenance and services	53,119	30,319	98,844	56,425
Total revenues	149,860	90,673	280,005	165,224
Cost of revenues
License	477	131	1,349	295
Maintenance and services	16,276	8,509	30,825	15,538
Total cost of revenues (1)	16,753	8,640	32,174	15,833
Gross profit	133,107	82,033	247,831	149,391
Operating expenses
Sales and marketing (1)	85,061	50,050	157,251	89,371
Research and development (1)	47,333	25,990	89,183	48,164
General and administrative (1)	18,674	10,085	33,169	17,842
Total operating expenses	151,068	86,125	279,603	155,377
Operating loss	(17,961)	(4,092)	(31,772)	(5,986)
Other income (expense), net	(623)	(309)	1,187	(516)
Loss before income tax expense (benefit)	(18,584)	(4,401)	(30,585)	(6,502)
Income tax expense (benefit)	395	173	(1,579)	3,701
Net loss	$(18,979)	$(4,574)	$(29,006)	$(10,203)

Net loss per share:
Basic	$(0.27)	$(0.07)	$(0.41)	$(0.15)
Diluted	$(0.27)	$(0.07)	$(0.41)	$(0.15)

Weighted average shares used to compute net loss per share:
Basic	71,426	68,292	70,961	65,882
Diluted	71,426	68,292	70,961	65,882

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenues	$1,644	$504	$2,948	$843
Sales and marketing	10,790	4,302	19,299	7,461
Research and development	12,462	4,817	22,548	8,221
General and administrative	3,561	1,425	5,909	2,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(18,979)	$(4,574)	$(29,006)	$(10,203)
Other comprehensive income (loss):
Foreign currency translation, net	(263)	88	325	103
Comprehensive loss	$(19,242)	$(4,486)	$(28,681)	$(10,100)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(29,006)	$(10,203)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	10,146	5,542
Stock-based compensation expense	50,704	19,011
Excess tax benefit from stock-based compensation	(633)	(3,146)
Deferred income taxes	(2,884)	3,176
Changes in operating assets and liabilities
Accounts receivable, net	605	4,704
Prepaid expenses, deposits and other assets	(7,173)	(455)
Income taxes receivable	77	(36)
Deferred revenue	22,783	14,036
Accounts payable and accrued liabilities	10,383	(212)
Income taxes payable	49	53
Net cash provided by operating activities	55,051	32,470
Investing activities
Purchase of property and equipment	(19,117)	(14,478)
Net cash used in investing activities	(19,117)	(14,478)
Financing activities
Proceeds from public offering, net of underwriters' discount and offering costs	—	344,097
Proceeds from exercise of stock options	12,900	9,388
Excess tax benefit from stock-based compensation	633	3,146
Net cash provided by financing activities	13,533	356,631
Effect of exchange rate changes on cash and cash equivalents	(574)	17
Net increase in cash and cash equivalents	48,893	374,640
Cash and cash equivalents
Beginning of period	680,613	252,674
End of period	$729,506	$627,314

Non-cash activities
Accrued purchases of property and equipment	$6,002	$3,649
Asset retirement obligations recognized	304	—
Property and equipment acquired under build-to-suit lease	—	11,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business
Tableau Software, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the "Company," "we," "us" or "our") are headquartered in Seattle, Washington. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently make four key products: Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a cloud-based hosted version of Tableau Server; and Tableau Public, a free cloud-based platform for analyzing and sharing public data.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 27, 2015.
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
Risks and Uncertainties
Inherent in our business are various risks and uncertainties, including our limited history operating our business at its current scale and development of advanced technologies in a rapidly changing industry. These risks include our ability to manage our rapid growth and our ability to attract new customers and expand sales to existing customers, as well as other risks and uncertainties. In the event that we do not successfully implement our business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in our capital stock may not be recoverable. Our success depends upon the acceptance of our technology, development of sales and distribution channels, and our ability to generate significant revenues from the sale of our technology.

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
Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer’s financial condition and generally collateral is not required. As of June 30, 2015 and December 31, 2014, no individual customer accounted for 10% or more of total accounts receivable. For the three and six months ended June 30, 2015 and 2014, no individual customer represented 10% or more of our total revenues.
Recent Accounting Pronouncements
In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards ("IFRS"), the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 provides retrospective or modified prospective methods of initial adoption and is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We are currently evaluating the method of adoption and the impact that this standard will have on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15 related to status as a going concern. The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Though permitted, we do not plan to early adopt. We do not believe that this standard will have an impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05 related to a customer's accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
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
Note 4. Stock-Based Compensation
Our 2004 Equity Incentive Plan (the "2004 Plan") authorizes the granting of options to purchase shares of our Class B common stock, restricted stock units ("RSUs") and other stock-based awards to our employees, consultants, officers and directors. Our 2013 Equity Incentive Plan (the "2013 Plan" and, together with the 2004 Plan, the "Plans"), which was a successor to our 2004 Plan, authorizes the granting of options to purchase shares of our Class A common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors.
Options granted under the Plans may be incentive or nonstatutory stock options. Incentive stock options may only be granted to employees. The term of each option is stated in the award agreement, but shall be no more than ten years from the date of grant. Options typically vest over a period of four years.
A summary of the option activity under the Plans during the six months ended June 30, 2015 is presented below:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2014	8,515,879	$8.76
Options exercised	(1,555,909)	8.29
Options canceled	(10)	9.30
Options forfeited	(56,715)	16.13
Balances at June 30, 2015	6,903,245	$8.81	6.51	$735,146
Vested and expected to vest at June 30, 2015	6,853,506	$8.76	6.50	$730,143
Exercisable at June 30, 2015	4,510,114	$7.16	6.06	$487,705
RSUs entitle the holder to receive shares of Class A common stock as the award vests. RSUs typically vest over a period of four years. The fair value of an RSU is determined by using the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant. The Company's non-vested RSUs do not have nonforfeitable rights to dividends or dividend equivalents.

A summary of the RSU activity under the 2013 Plan during the six months ended June 30, 2015 is presented below:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU

Non-Vested outstanding at December 31, 2014	2,818,661	$77.77
RSUs granted	2,041,106	102.12
RSUs vested	(357,242)	82.42
RSUs forfeited	(79,987)	82.48
Non-Vested outstanding at June 30, 2015	4,422,538	$88.54
Stock-based compensation expense is amortized using the straight-line method over the requisite service period. As of June 30, 2015, total unrecognized compensation expense, adjusted for estimated forfeitures, related to stock options and non-vested RSUs was approximately $344.4 million which is expected to be recognized over a period of 3.2 years.
The summary of shares available for issuance of equity based awards (including stock options and RSUs) during the six months ended June 30, 2015 is as follows:

Shares Available for Grant
Balance at December 31, 2014	6,229,892
Authorized	3,493,410
Granted	(2,041,106)
Canceled	10
Forfeited	136,702
Balance at June 30, 2015	7,818,908
Note 5. Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate and adjusted for discrete items, if any, in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate is impacted by and differs from the federal statutory rate primarily due to non-deductible stock-based compensation and the adverse effect of losses incurred in certain foreign jurisdictions for which we do not realize a tax benefit. Our effective tax rate may also be adversely impacted by the amount of our income (loss) before income tax expense (benefit) relative to our income tax expense, non-deductible expenses and changes in tax law such as the expiration of the U.S. federal research and development credit at the end of 2014.
Our effective tax rate was (2.1)% and (3.9)% for the three months ended June 30, 2015 and 2014, and 5.2% and (56.9)% for the six months ended June 30, 2015 and 2014, respectively. The difference in the effective tax rates between the six month periods is attributable to the change in the relationship between non-deductible tax items and the loss before income tax expense (benefit). These non-deductible tax items primarily include stock-based compensation and meals and entertainment expenses. The impact of adjustments to our effective tax rate for discrete items and non-deductible expenses is greater in periods close to break-even.
During the six months ended June 30, 2015, we recognized an income tax benefit of $1.6 million, which includes $1.4 million of discrete tax benefits relating to disqualifying dispositions on incentive stock options. During the six months ended June 30, 2014, we recognized an income tax expense of $3.7 million, which included $1.0 million of discrete tax benefits relating to disqualifying dispositions on incentive stock options.

We are currently under audit by the Internal Revenue Service ("IRS") for taxable years 2012 and 2013, which may lead to proposed adjustments to our taxes or net operating losses with respect to the years under examination as well as in subsequent periods that utilize these net operating losses. To date, we have not received any notices of proposed adjustments from the IRS related to this or any other examination periods.
Note 6. Commitments and Contingencies
As of June 30, 2015, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2026. The following table represents our non-cancellable minimum lease payments remaining as of June 30, 2015 (in thousands):

Period Ending	Amount
Remainder of 2015	$8,101
2016	17,102
2017	17,655
2018	17,607
2019	16,415
Thereafter	76,410
Total	$153,290
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
Note 7. Segments and Information about Revenues by Geographic Area
The following table presents our revenues by geographic region of end users who purchased products or services for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
United States and Canada	$113,119	$70,604	$211,562	$128,370
International	36,741	20,069	68,443	36,854
Total revenues	$149,860	$90,673	$280,005	$165,224

Note 8. Net Income (Loss) Per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net loss per share - basic and diluted
Net loss	$(18,979)	$(4,574)	$(29,006)	$(10,203)
Weighted average shares used to compute basic and diluted net loss per share	71,426	68,292	70,961	65,882
Net loss per share - basic and diluted	$(0.27)	$(0.07)	$(0.41)	$(0.15)
The following shares subject to outstanding awards were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Shares subject to outstanding common stock awards	11,326	11,430	11,326	11,430
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
The following table presents the fair value of our financial assets using the fair value hierarchy:

	June 30, 2015
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$698,608	$—	$—	$698,608

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$667,210	$—	$—	$667,210
We have no material financial assets or liabilities measured using Level 2 or Level 3 inputs.
Note 10. Subsequent Events
On July 2, 2015, the Company entered into an office lease agreement with an annual minimum lease payment of approximately $7.5 million, subject to annual increases of 3%. The initial term of the lease agreement is approximately 11 years, which includes a twelve month rent free period and other lease incentives.

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
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "seek," "should," "strategy," "target," "will," "would" and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" included under Part II, Item 1A of this report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions, and non-profits. As of June 30, 2015, we had over 32,000 customer accounts located in over 150 different countries. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
Our distribution strategy is based on a "land and expand" business model and is designed to capitalize on the ease of use, low up-front cost and collaborative capabilities of our software. To facilitate rapid adoption of our products, we provide fully-functional free trial versions of our products on our website and have created a simple pricing model. After an initial trial or purchase, which is often made to target a specific business need at a grassroots level within an organization, the use of our products often spreads across departments, divisions, and geographies, via word-of-mouth, discovery of new use cases, and our sales efforts.

We generate revenues primarily in the form of license fees and related maintenance and services fees. License revenues reflect the revenues recognized from sales of licenses to new customer accounts and additional licenses to existing customer accounts. License fees include perpetual, term, and subscription license fees. Fees from perpetual licenses comprised more than 90% of our license revenues for each of the three and six months ended June 30, 2015. Maintenance and services revenues reflect the revenues recognized from fees paid for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a license, a customer typically also purchases one year of maintenance service and has the opportunity to purchase maintenance service annually thereafter. We expect maintenance and services revenues to become a larger percentage of our total revenues as our customer base grows.
Our direct sales approach includes inside sales teams and field sales teams. We also sell our products through indirect sales channels including technology vendors, resellers, original equipment manufacturers and independent software vendors. We view these partners as an extension of our team, playing an integral role in our growth. We plan to continue to invest in our partner programs to help us enter and grow in new markets while complementing our direct sales efforts.
With approximately 25% and 24% of our total revenues from customers located outside the United States and Canada during the three and six months ended June 30, 2015, respectively, we believe there is significant opportunity to expand our international business. Our products currently support eight languages and we are aggressively expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We have been growing rapidly in recent periods. Our total revenues for the three and six months ended June 30, 2015 were $149.9 million and $280.0 million, respectively, compared to $90.7 million and $165.2 million for the three and six months ended June 30, 2014, respectively. We increased the total number of customer accounts that purchased our products to over 32,000 as of June 30, 2015 as compared to over 21,000 customer accounts as of June 30, 2014.
During the three and six months ended June 30, 2015, there were 233 and 482 sales transactions greater than $100,000, respectively, compared to 157 and 277 during the three and six months ended June 30, 2014, respectively.
During the three and six months ended June 30, 2015, we significantly increased the size of our workforce, particularly in our sales and marketing and research and development ("R&D") organizations, expanded internationally and invested in our operational infrastructure to support our growth. As a result of our significant investments in growth, we incurred net losses in the three and six months ended June 30, 2015. Our net losses for the three and six months ended June 30, 2015 were $19.0 million and $29.0 million, respectively, compared to net losses of $4.6 million and $10.2 million for the three and six months ended June 30, 2014, respectively.
Factors Affecting Our Performance
We believe that our performance and future success are dependent upon a number of factors, including our ability to continue to expand and further penetrate our customer base, innovate and enhance our products, and invest in our infrastructure. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address. See the section of this report titled "Item 1A. Risk Factors."
Investment in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase adoption of our products within our existing customer base, both domestically and internationally. Our ability to increase adoption amongst existing customers is particularly important to our land and expand business model. We believe that the existing market for analytics software is underserved and that we have an addressable market that is substantially larger than the market for traditional business analytics software. As a result, we believe we have the opportunity to substantially expand our customer base and to increase adoption of our products within and across our existing customers.

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
Investment in Innovation and Advancement of Our Products
Our performance is also significantly dependent on the investments we make in our R&D efforts, and in our ability to continue to innovate, improve functionality, adapt to new technologies or changes to existing technologies and allow our customers to analyze data from a large and expanding range of data stores. We intend to continue to invest in product innovation and leadership, including hiring top technical talent, focusing on core technology innovation and maintaining an agile organization that supports rapid release cycles.
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
Components of Operating Results
Revenues
License revenues.   License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. More than 90% of our license revenues for each of the three and six months ended June 30, 2015 resulted from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied and we have vendor specific objective evidence of all undelivered elements. In addition, a small number of customers have purchased term or subscription licenses, under which we recognize the license fee ratably, on a straight-line basis, over the term of the license. To date, we have not derived a significant amount of revenues from term or subscription licenses.
Maintenance and services revenues.   Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a perpetual license, a customer also purchases one year of maintenance and has the opportunity to purchase maintenance annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended March 31, 2015 was over 90%.
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
Cost of Revenues
Cost of license revenues.   Cost of license revenues primarily consists of referral fees paid to third parties. For Tableau Online, cost of license revenues is calculated through an allocation of shared costs, which was immaterial for the three and six months ended June 30, 2015.
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
General and administrative.  General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, legal, human resources and administrative personnel, as well as outsourced legal, accounting and other professional services fees and facility related costs and allocated overhead. We expect that general and administrative expenses will continue to increase significantly, in absolute dollars, for the remainder of 2015 compared to 2014 as we further expand our operations, particularly internationally.
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
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on February 27, 2015.
Recent Accounting Pronouncements
In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards ("IFRS"), the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 provides retrospective or modified prospective methods of initial adoption and is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We are currently evaluating the method of adoption and the impact that this standard will have on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15 related to status as a going concern. The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Though permitted, we do not plan to early adopt. We do not believe that this standard will have an impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05 related to a customer's accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$96,741	$60,354	$181,161	$108,799
Maintenance and services	53,119	30,319	98,844	56,425
Total revenues	149,860	90,673	280,005	165,224
Cost of revenues
License	477	131	1,349	295
Maintenance and services	16,276	8,509	30,825	15,538
Total cost of revenues (1)	16,753	8,640	32,174	15,833
Gross profit	133,107	82,033	247,831	149,391
Operating expenses
Sales and marketing (1)	85,061	50,050	157,251	89,371
Research and development (1)	47,333	25,990	89,183	48,164
General and administrative (1)	18,674	10,085	33,169	17,842
Total operating expenses	151,068	86,125	279,603	155,377
Operating loss	(17,961)	(4,092)	(31,772)	(5,986)
Other income (expense), net	(623)	(309)	1,187	(516)
Loss before income tax expense (benefit)	(18,584)	(4,401)	(30,585)	(6,502)
Income tax expense (benefit)	395	173	(1,579)	3,701
Net loss	$(18,979)	$(4,574)	$(29,006)	$(10,203)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenues	$1,644	$504	$2,948	$843
Sales and marketing	10,790	4,302	19,299	7,461
Research and development	12,462	4,817	22,548	8,221
General and administrative	3,561	1,425	5,909	2,486

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(as a percentage of total revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	64.6%	66.6%	64.7%	65.8%
Maintenance and services	35.4%	33.4%	35.3%	34.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
License	0.3%	0.1%	0.5%	0.2%
Maintenance and services	10.9%	9.4%	11.0%	9.4%
Total cost of revenues	11.2%	9.5%	11.5%	9.6%
Gross profit	88.8%	90.5%	88.5%	90.4%
Operating expenses
Sales and marketing	56.8%	55.2%	56.2%	54.1%
Research and development	31.6%	28.7%	31.9%	29.2%
General and administrative	12.5%	11.1%	11.8%	10.8%
Total operating expenses	100.8%	95.0%	99.9%	94.0%
Operating loss	(12.0)%	(4.5)%	(11.3)%	(3.6)%
Other income (expense), net	(0.4)%	(0.3)%	0.4%	(0.3)%
Loss before income tax expense (benefit)	(12.4)%	(4.9)%	(10.9)%	(3.9)%
Income tax expense (benefit)	0.3%	0.2%	(0.6)%	2.2%
Net loss	(12.7)%	(5.0)%	(10.4)%	(6.2)%

Comparison of Three and Six Months Ended June 30, 2015 and 2014
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	(dollars in thousands)
License	$96,741	$60,354	60.3%	$181,161	$108,799	66.5%
Maintenance and services	53,119	30,319	75.2%	98,844	56,425	75.2%
Total revenues	$149,860	$90,673	65.3%	$280,005	$165,224	69.5%
Total revenues were $149.9 million for the three months ended June 30, 2015 compared to $90.7 million for the three months ended June 30, 2014, an increase of $59.2 million. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers both domestically and internationally. For example, we added over 3,000 new customer accounts in the three months ended June 30, 2015. License revenues increased $36.4 million from the three months ended June 30, 2014 to the three months ended June 30, 2015 as a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. Maintenance and services revenues increased $22.8 million from the three months ended June 30, 2014 to the three months ended June 30, 2015. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 25% for the three months ended June 30, 2015 from 22% for the three months ended June 30, 2014.
Total revenues were $280.0 million for the six months ended June 30, 2015 compared to $165.2 million for the six months ended June 30, 2014, an increase of $114.8 million. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers both domestically and internationally. For example, we added over 5,600 new customer accounts in the six months ended June 30, 2015. License revenues increased $72.4 million from the six months ended June 30, 2014 to the six months ended June 30, 2015 as a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. Maintenance and services revenues increased $42.4 million from the six months ended June 30, 2014 to the six months ended June 30, 2015. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 24% for the six months ended June 30, 2015 from 22% for the six months ended June 30, 2014.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Cost of revenues	(dollars in thousands)
License	$477	$131	264.1%	$1,349	$295	357.3%
Maintenance and services	16,276	8,509	91.3%	30,825	15,538	98.4%
Total cost of revenues	$16,753	$8,640	93.9%	$32,174	$15,833	103.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross Margin
License	99.5%	99.8%	99.3%	99.7%
Maintenance and services	69.4%	71.9%	68.8%	72.5%
Total gross margin	88.8%	90.5%	88.5%	90.4%

Total cost of revenues was $16.8 million for the three months ended June 30, 2015 compared to $8.6 million for the three months ended June 30, 2014, an increase of $8.1 million. This increase was primarily due to the increased cost of providing maintenance and services to our expanding customer base, including an increase in compensation expense of $4.8 million, which includes a $1.1 million increase in stock-based compensation, resulting from headcount growth, $1.6 million in facilities and allocated overhead costs and $1.2 million in additional travel and other costs to support our training and consulting services. Cost of revenues related to license increased primarily due to the increase in referral fees paid to third parties. The decrease in total gross margin for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to increased investment in our technical support and services organization for personnel and other costs to support our expanding customer base.
Total cost of revenues was $32.2 million for the six months ended June 30, 2015 compared to $15.8 million for the six months ended June 30, 2014, an increase of $16.3 million. This increase was primarily due to the increased cost of providing maintenance and services to our expanding customer base, including an increase in compensation expense of $9.3 million, which includes a $2.1 million increase in stock-based compensation, resulting from headcount growth, $3.2 million in facilities and allocated overhead costs and $2.3 million in additional travel costs to support our training and consulting services. The decrease in total gross margin for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to increased investment in our technical support and services organization for personnel and other costs to support our expanding customer base.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Operating expenses	(dollars in thousands)
Sales and marketing	$85,061	$50,050	70.0%	$157,251	$89,371	76.0%
Research and development	47,333	25,990	82.1%	89,183	48,164	85.2%
General and administrative	18,674	10,085	85.2%	33,169	17,842	85.9%
Total operating expenses	$151,068	$86,125	75.4%	$279,603	$155,377	80.0%
Sales and Marketing
Sales and marketing expenses were $85.1 million for the three months ended June 30, 2015 compared to $50.1 million for the three months ended June 30, 2014, an increase of $35.0 million. This increase was primarily due to an increase in compensation expense of $23.1 million, which includes a $6.5 million increase in stock-based compensation, resulting from additional sales headcount as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to an additional $4.7 million in facilities and allocated overhead costs, $3.6 million in marketing costs, and $2.6 million in travel expenses.
Sales and marketing expenses were $157.3 million for the six months ended June 30, 2015 compared to $89.4 million for the six months ended June 30, 2014, an increase of $67.9 million. This increase was primarily due to an increase in compensation expense of $44.3 million, which includes a $11.8 million increase in stock-based compensation, resulting from additional sales headcount as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to an additional $9.1 million in facilities and allocated overhead costs, $7.6 million in marketing costs, and $4.9 million in travel expenses.

Research and Development
R&D expenses were $47.3 million for the three months ended June 30, 2015 compared to $26.0 million for the three months ended June 30, 2014, an increase of $21.3 million. This increase was primarily due to an increase in compensation expense of $18.3 million, which includes a $7.6 million increase in stock-based compensation, resulting from additional headcount as part of our focus on further developing and enhancing our products. The remainder of the increase was primarily attributable to an additional $1.8 million in facilities and allocated overhead costs.
R&D expenses were $89.2 million for the six months ended June 30, 2015 compared to $48.2 million for the six months ended June 30, 2014, an increase of $41.0 million. This increase was primarily due to an increase in compensation expense of $35.5 million, which includes a $14.3 million increase in stock-based compensation, resulting from additional headcount as part of our focus on further developing and enhancing our products. The remainder of the increase was primarily attributable to an additional $3.6 million in facilities and allocated overhead costs.
General and Administrative
General and administrative expenses were $18.7 million for the three months ended June 30, 2015 compared to $10.1 million for the three months ended June 30, 2014, an increase of $8.6 million. This increase was primarily due to an increase in compensation expense of $4.9 million, which includes a $2.1 million increase in stock-based compensation, resulting from additional headcount to support our overall growth. The remainder of the increase was primarily attributable to an additional $1.0 million in facilities and allocated overhead costs and $0.9 million in additional professional services.
General and administrative expenses were $33.2 million for the six months ended June 30, 2015 compared to $17.8 million for the six months ended June 30, 2014, an increase of $15.3 million. This increase was primarily due to an increase in compensation expense of $9.0 million, which includes a $3.4 million increase in stock-based compensation, resulting from additional headcount to support our overall growth. The remainder of the increase was primarily attributable to an additional $1.7 million in facilities and allocated overhead costs and $1.3 million in additional professional services.
Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Other income (expense), net	$(623)	$(309)	$1,187	$(516)
Other income (expense), net for the three months ended June 30, 2015 increased primarily due to currency losses associated with foreign transactions.
Other income (expense), net for the six months ended June 30, 2015 increased primarily due to currency gains associated with foreign transactions.
Income Tax Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Income tax expense (benefit)	$395	$173	$(1,579)	$3,701
Effective tax rate	(2.1)%	(3.9)%	5.2%	(56.9)%
Period specific items	$(471)	$(255)	$(1,434)	$(1,016)
Our effective tax rate was (2.1)% and (3.9)% for the three months ended June 30, 2015 and 2014, and 5.2% and (56.9)% for the six months ended June 30, 2015 and 2014, respectively. The difference in the effective tax rates between the six month periods is attributable to the change in the relationship between non-deductible tax items and the loss before income tax expense (benefit). These non-deductible tax items primarily include stock-based compensation and meals and entertainment expenses. Period specific items, which also impact our effective tax rate, relate primarily to disqualifying dispositions on incentive stock options. The impact of adjustments to our effective tax rate for discrete items and non-deductible expenses is greater in periods close to break-even.
Non-GAAP Financial Measures
We believe that the use of non-GAAP gross profit and gross margin, non-GAAP operating income (loss) and operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per basic and diluted common share and free cash flow is helpful to our investors. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with GAAP. Non-GAAP gross profit is calculated by excluding stock-based compensation expense attributable to cost of revenues from gross profit. Non-GAAP gross margin is the ratio calculated by dividing non-GAAP gross profit by revenues. Non-GAAP operating income (loss) is calculated by excluding stock-based compensation expense from operating income (loss). Non-GAAP operating margin is the ratio calculated by dividing non-GAAP operating income (loss) by revenues. Non-GAAP net income (loss) is calculated by excluding stock-based compensation expense and related income tax adjustments from net income (loss). Non-GAAP net income (loss) per basic and diluted common share is calculated by dividing non-GAAP net income (loss) by the basic and diluted weighted average shares outstanding. Non-GAAP diluted weighted average shares outstanding includes the effect of dilutive shares in periods of non-GAAP net income. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company's non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period. We calculate free cash flow as net cash provided by operating activities less net cash used in investing activities for purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening our balance sheet. All of our non-GAAP financial measures are important tools for financial and operational decision making and for evaluating our own operating results over different periods of time.
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
The following table summarizes our non-GAAP financial measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Non-GAAP gross profit	$134,751	$82,537	$250,779	$150,234
Non-GAAP gross margin	89.9%	91.0%	89.6%	90.9%
Non-GAAP operating income	$10,496	$6,956	$18,932	$13,025
Non-GAAP operating margin	7.0%	7.7%	6.8%	7.9%
Non-GAAP net income	$5,628	$3,190	$11,468	$2,839
Free cash flow (1)			$35,934	$17,992
(1) Free cash flow presented on a six month basis only

The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Gross profit	$133,107	$82,033	$247,831	$149,391
Excluding: Stock-based compensation expense attributable to cost of revenues	1,644	504	2,948	843
Non-GAAP gross profit	$134,751	$82,537	$250,779	$150,234
The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Gross margin	88.8%	90.5%	88.5%	90.4%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.1%	0.6%	1.1%	0.5%
Non-GAAP gross margin	89.9%	91.0%	89.6%	90.9%
The following table presents the reconciliation of operating loss to non-GAAP operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Operating loss	$(17,961)	$(4,092)	$(31,772)	$(5,986)
Excluding: Stock-based compensation expense	28,457	11,048	50,704	19,011
Non-GAAP operating income	$10,496	$6,956	$18,932	$13,025
The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating margin	(12.0)%	(4.5)%	(11.3)%	(3.6)%
Excluding: Stock-based compensation expense	19.0%	12.2%	18.1%	11.5%
Non-GAAP operating margin	7.0%	7.7%	6.8%	7.9%

The following table presents the reconciliation of net loss to non-GAAP net income and non-GAAP net income per basic and diluted common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net loss	$(18,979)	$(4,574)	$(29,006)	$(10,203)
Excluding: Stock-based compensation expense	28,457	11,048	50,704	19,011
Income tax adjustment (1)	(3,850)	(3,284)	(10,230)	(5,969)
Non-GAAP net income	$5,628	$3,190	$11,468	$2,839

Weighted average shares used to compute non-GAAP basic net income per share	71,426	68,292	70,961	65,882
Effect of potentially dilutive shares: stock awards (2)	6,250	7,185	6,163	7,902
Weighted average shares used to compute non-GAAP diluted net income per share	77,676	75,477	77,124	73,784

Non-GAAP net income per share:
Basic	$0.08	$0.05	$0.16	$0.04
Diluted	$0.07	$0.04	$0.15	$0.04
(1) During fiscal 2015, the Company began to utilize a fixed projected non-GAAP tax rate for each quarter in a fiscal year in its computation of non-GAAP net income (loss) in order to provide better consistency across interim reporting periods by eliminating the effects of non-recurring and period-specific items, because each of these items can vary in size and frequency. To determine this long-term rate, the Company evaluated a three-year financial projection that excludes the impact of non-cash stock-based compensation expense. The projected rate takes into account other factors including the Company’s current tax structure, its existing tax positions in various jurisdictions and key legislation in major jurisdictions where the Company operates. The non-GAAP tax rate the Company will utilize for fiscal 2015 is 43%. The non-GAAP tax rate assumes the federal R&D tax credit is not extended. The Company will provide updates to this tax rate on an annual basis, or if material changes occur, such as the extension of the R&D tax credit.
(2) During fiscal 2015, the Company updated our calculation of non-GAAP diluted net income (loss) per share which now includes the effect of potentially dilutive shares related to stock awards in periods of non-GAAP net income and GAAP net loss. This change impacted the three months ended June 30, 2014 diluted non-GAAP net income per share by $0.01. There were no other impacts to the comparable prior year periods.

The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$55,051	$32,470
Less: Purchases of property and equipment	19,117	14,478
Free cash flow	$35,934	$17,992
Net cash used in investing activities	$(19,117)	$(14,478)
Net cash provided by financing activities	$13,533	$356,631

Non-GAAP Operating Income
Non-GAAP operating income for the three months ended June 30, 2015 was $10.5 million compared to non-GAAP operating income of $7.0 million for the three months ended June 30, 2014. The increase was primarily the result of increased domestic and international demand for our products and services from new and existing customers, offset in part by increased operating expenses attributable to additional headcount.
Non-GAAP operating income for the six months ended June 30, 2015 was $18.9 million compared to non-GAAP operating income of $13.0 million for the six months ended June 30, 2014. The increase was primarily the result of increased domestic and international demand for our products and services from new and existing customers, offset in part by increased operating expenses attributable to additional headcount.
Non-GAAP Net Income
Non-GAAP net income for the three months ended June 30, 2015 was $5.6 million compared to non-GAAP net income of $3.2 million for the three months ended June 30, 2014. The increase was primarily the result of increased domestic and international demand for our products and services from new and existing customers, offset in part by increased operating expenses attributable to additional headcount.
Non-GAAP net income for the six months ended June 30, 2015 was $11.5 million compared to non-GAAP net income of $2.8 million for the six months ended June 30, 2014. The increase was primarily the result of increased domestic and international demand for our products and services from new and existing customers, offset in part by increased operating expenses attributable to additional headcount.
Free Cash Flow
Free cash flow for the six months ended June 30, 2015 was $35.9 million compared to free cash flow of $18.0 million for the six months ended June 30, 2014. The increase was primarily the result of an increase in net cash provided by operating activities.
Liquidity and Capital Resources
Prior to our initial public offering (our "IPO") in May 2013, we financed our operations primarily through cash flows generated by operations, and to a lesser extent the sale of preferred stock.
Our IPO resulted in proceeds to us of $177.0 million, net of underwriters' discounts and commissions and offering expenses. In March 2014, we closed a follow-on public offering resulting in proceeds to us of $344.1 million, net of underwriters' discounts and commissions and offering expenses.
As of June 30, 2015, we had cash and cash equivalents totaling $729.5 million, accounts receivable, net of $98.0 million and $659.1 million of working capital.
The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	June 30,	December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$729,506	$680,613

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$55,051	$32,470
Net cash used in investing activities	(19,117)	(14,478)
Net cash provided by financing activities	13,533	356,631
Effect of exchange rate changes	(574)	17
Net increase in cash and cash equivalents	$48,893	$374,640

Cash and Cash Equivalents
As of June 30, 2015, our cash and cash equivalents were held for working capital purposes, a majority of which was held in cash deposits and money market funds. We intend to increase our capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future cash requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $55.1 million for the six months ended June 30, 2015. The cash provided by operating activities was affected by a net loss of $29.0 million, stock-based compensation expense of $50.7 million, a $22.8 million increase in deferred revenue, non-cash depreciation and amortization expense of $10.1 million related to capital expenditures and a $10.4 million increase in accounts payable and accrued liabilities. The increase in accounts payable was primarily due to timing of invoices received and the increase in deferred revenue was primarily due to increased sales of maintenance agreements.
Net cash provided by operating activities was $32.5 million for the six months ended June 30, 2014. The cash provided by operating activities was affected by a net loss of $10.2 million, stock-based compensation expense of $19.0 million, non-cash depreciation and amortization expense of $5.5 million related to capital expenditures and a $14.0 million increase in deferred revenue. The increase in deferred revenue was primarily due to increased sales of maintenance agreements.
Investing Activities
Cash outflows for investing activities for the six months ended June 30, 2015 and 2014 were $19.1 million and $14.5 million, respectively. The cash used for these periods was attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Cash inflows from our financing activities for the six months ended June 30, 2015 and 2014 were $13.5 million and $356.6 million, respectively. During the six months ended June 30, 2015, cash provided by financing activities was primarily due to $12.9 million in proceeds from the exercise of stock options. In the six months ended June 30, 2014, cash provided by financing activities was primarily due to proceeds of $344.1 million from the public offering of our Class A common stock, which closed in March 2014, and $9.4 million in proceeds from the exercise of stock options.
Obligations and Commitments
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 27, 2015, we disclosed that we had approximately $101 million in outstanding operating lease obligations related to non-cancellable minimum lease payments. Other than the items discussed below, there have been no material changes to our contractual obligations and commitments as of June 30, 2015.
During the six months ended June 30, 2015, we entered into multiple additional office lease agreements, with aggregate non-cancellable minimum lease payments of approximately $58 million. These payments are due and payable over the full term of each respective lease. See Item 1, "Financial Statements (unaudited) - Note 6 - Commitments and Contingencies" for additional discussion of our principal contractual commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2015, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.
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
While we have achieved profitability on an annual basis over the past three years, we have not consistently achieved profitability on a quarterly basis during that same period. For example, we had net losses in the first and second quarters of 2013, the first, second and third quarters of 2014 and the first and second quarters of 2015. We expect expenses to continue to increase substantially in the near term, particularly as we make significant investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products.
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
We have experienced rapid growth in a relatively short period of time. Our revenues grew to $280.0 million in the six months ended June 30, 2015 from $165.2 million in the six months ended June 30, 2014. Our number of full time employees increased to 2,463 as of June 30, 2015 from 1,532 as of June 30, 2014. During this period, we also expanded our operations outside of the United States.
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

•	business analytics software companies, such as Qlik, MicroStrategy and TIBCO Spotfire (a subsidiary of TIBCO Software Inc.); and

•	analytical tools embedded in software-as-a-service ("SaaS") based products or cloud-based analytics providers.
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
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. During the six months ended June 30, 2015, there were 482 sales transactions greater than $100,000 as compared to 277 sales transactions greater than $100,000 in the six months ended June 30, 2014, representing a 74% increase in the number of transactions. These larger transactions may involve significant customer negotiation and are typically completed near the end of the quarter. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
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
Our future success depends in large part on the continued contributions of our senior management and other key personnel. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our products, and our strategic direction. We do not maintain "key person" insurance for any member of our senior management team or any of our other key employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.
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
We have in the past experienced, and may in the future experience, performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, cyber-attacks, security vulnerabilities, natural disasters or fraud. If our security is compromised, our website is unavailable or our users are unable to download our software within a reasonable amount of time or at all, our business could be negatively affected. Moreover, if our security measures, products or services are subject to cyber-attacks that degrade or deny the ability of users to access our website, Tableau Online, or other products or services, our products or services may be perceived as unsecure and we may incur significant legal and financial exposure. In particular, our cloud-

based products, Tableau Online and Tableau Public, may be especially vulnerable to interruptions, performance problems or cyber-attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. These cloud-based products are hosted at third-party data centers that are not under our direct control. If these data centers were to be damaged or suffer disruption, our ability to provide these products to our customers could be impaired and our reputation could be harmed.
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
Our operations involve transmission and processing of our customers' confidential, proprietary and sensitive information including, in some cases, personally identifiable information and credit card information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks as a result of third party action, employee error or misconduct. Security risks, including but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, denial of service attacks, loss or corruption of customer data, and computer hacking attacks or other cyber-attacks, could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liabilities. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities.
Our failure to adequately protect personal information could have a material adverse effect on our business.
A wide variety of local, state, national, and international laws, directives and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data.

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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 76% of our total revenues in the six months ended June 30, 2015 was derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the Securities and Exchange Commission ("SEC").
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
As of June 30, 2015, we had 14 issued U.S. patents covering our technology and 30 patent applications pending for examination in the United States. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
The computation of the provision for income taxes is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment in the application of complicated rules governing accounting for income tax provisions under generally accepted accounting principles in the United States. Our provision for income taxes for interim quarters is based on numerous assumptions and a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes estimates of profits and losses by jurisdiction. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income taxes can be materially impacted by many factors including the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. Any estimates and assumptions of these matters may turn out to be incorrect. For these reasons, our overall global tax rate may be materially different than our forecast.
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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock’s daily closing price on the New York Stock Exchange has ranged from $48.53 to $128.74 through August 4, 2015. On August 4, 2015, the closing price of our Class A common stock was $101.18.
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
In addition, as of June 30, 2015, we had options outstanding that, if fully exercised, would result in the issuance of approximately 6.9 million shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Holders of approximately 2.0 million shares of Class A and Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for Tableau or other stockholders.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2015, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 80% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, which include funds affiliated with New Enterprise Associates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August 2015.

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