Form 10-Q
period 2015-09-30
Tableau Software Inc
filed 2015-11-09
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 4, 2015, there were approximately 52,535,918 shares of the registrant's Class A common stock and 19,895,750 shares of the registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$750,191	$680,613
Accounts receivable, net of allowance for doubtful accounts of $1,056 and $1,111	114,826	99,910
Prepaid expenses and other current assets	18,755	10,777
Income taxes receivable	207	229
Deferred income taxes	26,458	18,732
Total current assets	910,437	810,261
Property and equipment, net	66,587	45,627
Deferred income taxes	6,001	5,879
Deposits and other assets	9,756	3,895
Total assets	$992,781	$865,662
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,710	$1,978
Accrued compensation and employee related benefits	41,268	40,164
Other accrued liabilities	37,302	15,769
Income taxes payable	505	378
Deferred revenue	153,962	121,985
Total current liabilities	238,747	180,274
Deferred revenue	11,978	7,825
Other long-term liabilities	9,614	5,557
Total liabilities	260,339	193,656
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 19,895,750 and 22,620,509 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	2	2
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 52,526,259 and 47,247,710 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	763,742	660,668
Accumulated other comprehensive income (loss)	(119)	140
Retained earnings (accumulated deficit)	(31,188)	11,191
Total stockholders' equity	732,442	672,006
Total liabilities and stockholders' equity	$992,781	$865,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Revenues
License	$109,468	$69,763	$290,629	$178,562
Maintenance and services	61,364	34,706	160,208	91,131
Total revenues	170,832	104,469	450,837	269,693
Cost of revenues
License	988	273	2,337	568
Maintenance and services	18,888	9,268	49,713	24,806
Total cost of revenues (1)	19,876	9,541	52,050	25,374
Gross profit	150,956	94,928	398,787	244,319
Operating expenses
Sales and marketing (1)	91,589	58,565	248,840	147,936
Research and development (1)	54,960	29,022	144,143	77,186
General and administrative (1)	17,584	11,111	50,753	28,953
Total operating expenses	164,133	98,698	443,736	254,075
Operating loss	(13,177)	(3,770)	(44,949)	(9,756)
Other income (expense), net	217	353	1,404	(163)
Loss before income tax expense (benefit)	(12,960)	(3,417)	(43,545)	(9,919)
Income tax expense (benefit)	413	1,214	(1,166)	4,915
Net loss	$(13,373)	$(4,631)	$(42,379)	$(14,834)

Net loss per share:
Basic	$(0.19)	$(0.07)	$(0.59)	$(0.22)
Diluted	$(0.19)	$(0.07)	$(0.59)	$(0.22)

Weighted average shares used to compute net loss per share:
Basic	72,089	68,966	71,341	66,923
Diluted	72,089	68,966	71,341	66,923

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenues	$1,856	$614	$4,804	$1,457
Sales and marketing	11,966	4,810	31,265	12,271
Research and development	14,826	5,550	37,374	13,771
General and administrative	2,925	1,539	8,834	4,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(13,373)	$(4,631)	$(42,379)	$(14,834)
Other comprehensive income (loss):
Foreign currency translation, net	(584)	117	(259)	220
Comprehensive loss	$(13,957)	$(4,514)	$(42,638)	$(14,614)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(42,379)	$(14,834)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	16,221	9,473
Stock-based compensation expense	82,277	31,524
Excess tax benefit from stock-based compensation	(4,688)	(3,758)
Deferred income taxes	(3,132)	3,532
Changes in operating assets and liabilities
Accounts receivable, net	(16,509)	(7,424)
Prepaid expenses, deposits and other assets	(13,166)	(2,910)
Income taxes receivable	21	(61)
Deferred revenue	37,807	32,232
Accounts payable and accrued liabilities	26,612	9,102
Income taxes payable	157	66
Net cash provided by operating activities	83,221	56,942
Investing activities
Purchases of property and equipment	(32,792)	(26,588)
Sale of property and equipment	—	1,694
Other investing activities	(1,000)	—
Net cash used in investing activities	(33,792)	(24,894)
Financing activities
Proceeds from public offering, net of underwriters' discount and offering costs	—	344,077
Proceeds from exercise of stock options	16,110	12,714
Excess tax benefit from stock-based compensation	4,688	3,758
Net cash provided by financing activities	20,798	360,549
Effect of exchange rate changes on cash and cash equivalents	(649)	(755)
Net increase in cash and cash equivalents	69,578	391,842
Cash and cash equivalents
Beginning of period	680,613	252,674
End of period	$750,191	$644,516

Non-cash activities
Accrued purchases of property and equipment	$8,937	$3,649
Asset retirement obligations recognized	447	667
Property and equipment acquired under build-to-suit lease	—	11,600
Property and equipment sold in sale-leaseback transaction	—	11,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business
Tableau Software, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the "Company," "we," "us" or "our") are headquartered in Seattle, Washington. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently make five key products: Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a cloud-based hosted version of Tableau Server; Tableau Public, a free cloud-based platform for analyzing and sharing public data; and Vizable, a free iOS application used to easily analyze data on a tablet.
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
Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer’s financial condition and generally collateral is not required. As of September 30, 2015 and December 31, 2014, no individual customer accounted for 10% or more of total accounts receivable. For the three and nine months ended September 30, 2015 and 2014, no individual customer represented 10% or more of our total revenues.
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
In April 2015, the FASB issued ASU 2015-05 related to a customer's accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. Early adoption is permitted. We plan to adopt this standard prospectively and are currently evaluating the impact that this standard will have on our consolidated financial statements.
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
A summary of the option activity under the Plans during the nine months ended September 30, 2015 follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2014	8,515,879	$8.76
Options exercised	(1,964,101)	8.20
Options canceled	(26)	12.78
Options forfeited	(93,442)	14.06
Balances at September 30, 2015	6,458,310	$8.86	6.26	$458,055
Vested and expected to vest at September 30, 2015	6,425,093	$8.82	6.26	$455,917
Exercisable at September 30, 2015	4,632,968	$7.45	5.91	$335,120
RSUs entitle the holder to receive shares of Class A common stock as the award vests. RSUs typically vest over a period of four years. The fair value of an RSU is determined by using the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant. The Company's non-vested RSUs do not have nonforfeitable rights to dividends or dividend equivalents.

A summary of the RSU activity under the 2013 Plan during the nine months ended September 30, 2015 follows:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU

Non-Vested outstanding at December 31, 2014	2,818,661	$77.77
RSUs granted	2,887,906	103.68
RSUs vested	(589,689)	76.30
RSUs forfeited	(144,097)	84.19
Non-Vested outstanding at September 30, 2015	4,972,781	$92.80
Stock-based compensation expense is amortized using the straight-line method over the requisite service period. As of September 30, 2015, total unrecognized compensation expense, adjusted for estimated forfeitures, related to stock options and non-vested RSUs was approximately $393.9 million which is expected to be recognized over a period of 3.2 years.
The summary of shares available for issuance of equity based awards (including stock options and RSUs) during the nine months ended September 30, 2015 is as follows:

Shares Available for Grant
Balance at December 31, 2014	6,229,892
Authorized	3,493,410
Granted	(2,887,906)
Canceled	26
Forfeited	237,539
Balance at September 30, 2015	7,072,961
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
Our effective tax rate was (3.2)% and (35.5)% for the three months ended September 30, 2015 and 2014, and 2.7% and (49.6)% for the nine months ended September 30, 2015 and 2014, respectively. The difference in the effective tax rates between the nine month periods is attributable to the change in the relationship between non-deductible tax items and the loss before income tax expense (benefit). These non-deductible tax items primarily include stock-based compensation and meals and entertainment expenses. The impact of adjustments to our effective tax rate for discrete items and non-deductible expenses is greater in periods close to break-even.
During the nine months ended September 30, 2015, we recognized an income tax benefit of $1.2 million, which primarily includes $1.7 million of discrete tax benefits relating to disqualifying dispositions on incentive stock options. During the nine months ended September 30, 2014, we recognized an income tax expense of $4.9 million, which included $1.3 million of discrete tax benefits relating to disqualifying dispositions on incentive stock options.

As of September 30, 2015 we are under audit by the Internal Revenue Service ("IRS") for taxable years 2012 and 2013. Subsequent to the balance sheet date on October 27, 2015, the Company received a notice that the IRS has completed its examination for these tax years which resulted in no financial statement impact to the Company.
On July 27, 2015, the U.S. Tax Court issued an opinion related to litigation in Altera Corp v. Commissioner. This litigation relates to the treatment of stock-based compensation expense in an intercompany cost sharing arrangement with one of Altera's foreign subsidiaries. In its opinion, the U.S. Tax Court invalidated the portion of the Treasury regulations requiring the inclusion of stock-based compensation expense in such inter-company cost-sharing arrangements. The final resolution of this litigation remains uncertain as the IRS could appeal the U.S. Tax Court's decision. Therefore, for the nine months ended September 30, 2015, the Company has not recorded any potentially favorable benefit related to the current or prior periods. The Company will continue to monitor developments related to this case and the potential impact of those developments on our current and future financial statements.
Note 6. Commitments and Contingencies
As of September 30, 2015, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2029. The following table represents our non-cancellable minimum lease payments remaining as of September 30, 2015 (in thousands):

Period Ending	Amount
Remainder of 2015	$4,816
2016	21,893
2017	26,307
2018	33,981
2019	32,847
Thereafter	204,403
Total	$324,247
During the third quarter, we entered into long-term contractual obligations, in the ordinary course of business, for which we have not received the services. As of September 30, 2015 the commitment remaining was approximately $12.2 million, of which $8.4 million is due within one year and $3.8 million is due within one to three years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
United States and Canada	$128,667	$80,360	$340,229	$208,730
International	42,165	24,109	110,608	60,963
Total revenues	$170,832	$104,469	$450,837	$269,693
Note 8. Net Income (Loss) Per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net loss per share - basic and diluted
Net loss	$(13,373)	$(4,631)	$(42,379)	$(14,834)
Weighted average shares used to compute basic and diluted net loss per share	72,089	68,966	71,341	66,923
Net loss per share - basic and diluted	$(0.19)	$(0.07)	$(0.59)	$(0.22)
The following shares subject to outstanding awards were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Shares subject to outstanding common stock awards	11,431	11,253	11,431	11,253
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

The following table presents the fair value of our financial assets using the fair value hierarchy:

	September 30, 2015
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$698,773	$—	$—	$698,773

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$667,210	$—	$—	$667,210
We have no material financial assets or liabilities measured using Level 2 or Level 3 inputs.
Note 10. Subsequent Events
In October 2015, the Company entered into three office lease agreements with additional aggregate annual minimum lease payments of approximately $8.8 million, subject to annual increases ranging from 0% to 4%. These office lease agreements include lease terms ranging from 4 to 11 years.

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
Overview
Our mission is to help people see and understand data. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently offer five key products: Tableau Desktop, a self-service analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a cloud-based hosted version of Tableau Server; Tableau Public, a free cloud-based platform for analyzing and sharing public data; and Vizable, a free iOS application used to easily analyze data on a tablet.
We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. We were founded in January 2003 and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010, our first version of Tableau Online in July 2013 and our first version of Vizable in October 2015. Building on our foundational technology innovations, we have released nine major versions of our software, each expanding and improving our products' capabilities. Our most recent major release, Tableau 9.0, offers advances in the areas of visual analytics, performance, scalability, data preparation, and enterprise capabilities. Features include Automatic Data Preparation, Advanced Analytics, such as Level of Detail Expressions, and Smart Maps that are faster, more responsive and allow for geographic search. In addition, Tableau Server and Tableau Online have been re-designed to deliver a faster, more scalable, and extensible platform for customers. We also added performance enhancements to our products including new features such as parallel queries, Query Fusion, vectorization and smarter query caches. Our most recent release, Tableau 9.1, is another milestone in our development cycle and includes an entirely new and improved mobile experience, more data connectors, new enterprise security and authentication options, and additional analytical functions for users.
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions, and non-profits. As of September 30, 2015, we had over 35,000 customer accounts located in over 150 different countries. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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
We generate revenues primarily in the form of license fees and related maintenance and services fees. License revenues reflect the revenues recognized from sales of licenses to new customer accounts and additional licenses to existing customer accounts. License fees include perpetual, term, and subscription license fees. Fees from perpetual licenses comprised more than 90% of our license revenues for each of the three and nine months ended September 30, 2015. Maintenance and services revenues reflect the revenues recognized from fees paid for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a license, a customer typically also purchases one year of maintenance service and has the opportunity to purchase maintenance service annually thereafter. We expect maintenance and services revenues to become a larger percentage of our total revenues as our customer base grows.
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
With approximately 25% of our total revenues from customers located outside the United States and Canada during each of the three and nine months ended September 30, 2015, we believe there is significant opportunity to expand our international business. Our products currently support eight languages and we are aggressively expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We have been growing rapidly in recent periods. Our total revenues for the three and nine months ended September 30, 2015 were $170.8 million and $450.8 million, respectively, compared to $104.5 million and $269.7 million for the three and nine months ended September 30, 2014, respectively. We increased the total number of customer accounts that purchased our products to over 35,000 as of September 30, 2015 as compared to over 23,000 customer accounts as of September 30, 2014.
During the three and nine months ended September 30, 2015, there were 296 and 778 sales transactions greater than $100,000, respectively, compared to 200 and 477 during the three and nine months ended September 30, 2014, respectively.
During the three and nine months ended September 30, 2015, we significantly increased the size of our workforce, particularly in our sales and marketing and research and development ("R&D") organizations, expanded internationally and invested in our operational infrastructure to support our growth. As a result of our significant investments in growth, we incurred net losses in the three and nine months ended September 30, 2015. Our net losses for the three and nine months ended September 30, 2015 were $13.4 million and $42.4 million, respectively, compared to net losses of $4.6 million and $14.8 million for the three and nine months ended September 30, 2014, respectively.
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
In order to expand and further penetrate our customer base, we have made and plan to continue to make significant investments in expanding our direct sales teams and indirect sales channels, and to increase our brand awareness. We plan to continue to significantly increase the size of our sales and marketing team domestically and internationally, particularly in the near term. We also intend to continue to expand our online and offline marketing efforts to increase our brand awareness.
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
Mix and Timing of Sales
Our land and expand business model results in a wide variety of sales transaction sizes, ranging from a single Tableau Online order of $500 or Tableau Desktop order of $1,000 - $2,000 to Tableau Desktop and Tableau Server orders of over $1.0 million. The time it takes to close a transaction, defined as the time between when a sales opportunity is entered in our customer relationship management system until when a related license agreement is signed with the customer, generally varies with the size of the transaction.
Components of Operating Results
Revenues
License revenues.   License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. More than 90% of our license revenues for each of the three and nine months ended September 30, 2015 resulted from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied and we have vendor specific objective evidence of all undelivered elements. In addition, a small number of customers have purchased term or subscription licenses, under which we recognize the license fee ratably, on a straight-line basis, over the term of the license. To date, we have not derived a significant amount of revenues from term or subscription licenses.
Maintenance and services revenues.   Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a perpetual license, a customer also purchases one year of maintenance and has the opportunity to purchase maintenance annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended June 30, 2015 was over 90%.
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
Cost of Revenues
Cost of license revenues.   Cost of license revenues primarily consists of referral fees paid to third parties and expenses related to hosting our cloud-based Tableau Online service and providing support, as well as allocated overhead.
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
Research and development.  R&D expenses primarily consist of personnel-related costs attributable to our R&D personnel and contractors, as well as facility related costs and allocated overhead. We have devoted our product development efforts primarily to develop new products, incorporate additional features, improve functionality, support additional languages and adapt to new technologies or changes to existing technologies. We expect that our R&D expenses will continue to increase significantly, in absolute dollars, for the remainder of 2015 compared to 2014 as we increase our R&D headcount to further enhance and develop our products.
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
We generally conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure and intercompany arrangements align with the international expansion of our business activities. The application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine the manner in which we operate our business is not consistent with the manner in which we report our income to the jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in the relevant tax laws, interpretation of such tax laws or the influence of certain tax policy efforts of the European Union and the Organization for Economic Co-operation and Development (OECD).
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
We are subject to the continuous examinations of our income tax returns by the taxing authorities in various tax jurisdictions, which authorities may assess additional income tax liabilities against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. As of September 30, 2015 we are under audit by the Internal Revenue Service ("IRS") for taxable years 2012 and 2013. Subsequent to the balance sheet date on October 27, 2015, the Company received a notice that the IRS has completed its examination for these tax years which resulted in no financial statement impact to the Company.
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
In April 2015, the FASB issued ASU 2015-05 related to a customer's accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. Early adoption is permitted. We plan to adopt this standard prospectively and are currently evaluating the impact that this standard will have on our consolidated financial statements.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$109,468	$69,763	$290,629	$178,562
Maintenance and services	61,364	34,706	160,208	91,131
Total revenues	170,832	104,469	450,837	269,693
Cost of revenues
License	988	273	2,337	568
Maintenance and services	18,888	9,268	49,713	24,806
Total cost of revenues (1)	19,876	9,541	52,050	25,374
Gross profit	150,956	94,928	398,787	244,319
Operating expenses
Sales and marketing (1)	91,589	58,565	248,840	147,936
Research and development (1)	54,960	29,022	144,143	77,186
General and administrative (1)	17,584	11,111	50,753	28,953
Total operating expenses	164,133	98,698	443,736	254,075
Operating loss	(13,177)	(3,770)	(44,949)	(9,756)
Other income (expense), net	217	353	1,404	(163)
Loss before income tax expense (benefit)	(12,960)	(3,417)	(43,545)	(9,919)
Income tax expense (benefit)	413	1,214	(1,166)	4,915
Net loss	$(13,373)	$(4,631)	$(42,379)	$(14,834)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenues	$1,856	$614	$4,804	$1,457
Sales and marketing	11,966	4,810	31,265	12,271
Research and development	14,826	5,550	37,374	13,771
General and administrative	2,925	1,539	8,834	4,025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(as a percentage of total revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	64.1%	66.8%	64.5%	66.2%
Maintenance and services	35.9%	33.2%	35.5%	33.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
License	0.6%	0.3%	0.5%	0.2%
Maintenance and services	11.1%	8.9%	11.0%	9.2%
Total cost of revenues	11.6%	9.1%	11.5%	9.4%
Gross profit	88.4%	90.9%	88.5%	90.6%
Operating expenses
Sales and marketing	53.6%	56.1%	55.2%	54.9%
Research and development	32.2%	27.8%	32.0%	28.6%
General and administrative	10.3%	10.6%	11.3%	10.7%
Total operating expenses	96.1%	94.5%	98.4%	94.2%
Operating loss	(7.7)%	(3.6)%	(10.0)%	(3.6)%
Other income (expense), net	0.1%	0.3%	0.3%	(0.1)%
Loss before income tax expense (benefit)	(7.6)%	(3.3)%	(9.7)%	(3.7)%
Income tax expense (benefit)	0.2%	1.2%	(0.3)%	1.8%
Net loss	(7.8)%	(4.4)%	(9.4)%	(5.5)%

Comparison of Three and Nine Months Ended September 30, 2015 and 2014
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	(dollars in thousands)
License	$109,468	$69,763	56.9%	$290,629	$178,562	62.8%
Maintenance and services	61,364	34,706	76.8%	160,208	91,131	75.8%
Total revenues	$170,832	$104,469	63.5%	$450,837	$269,693	67.2%
Total revenues were $170.8 million for the three months ended September 30, 2015 compared to $104.5 million for the three months ended September 30, 2014, an increase of $66.4 million. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers both domestically and internationally. For example, we added over 3,100 new customer accounts in the three months ended September 30, 2015. License revenues increased $39.7 million from the three months ended September 30, 2014 compared to the three months ended September 30, 2015 as a direct result of sales of licenses to new customer accounts and additional licenses to existing customer accounts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. Maintenance and services revenues increased $26.7 million from the three months ended September 30, 2014 compared to the three months ended September 30, 2015. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 25% for the three months ended September 30, 2015 from 23% for the three months ended September 30, 2014.
Total revenues were $450.8 million for the nine months ended September 30, 2015 compared to $269.7 million for the nine months ended September 30, 2014, an increase of $181.1 million. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers both domestically and internationally. For example, we added over 8,700 new customer accounts in the nine months ended September 30, 2015. License revenues increased $112.1 million from the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015 as a direct result of sales of licenses to new customer accounts and additional licenses to existing customer accounts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. Maintenance and services revenues increased $69.1 million from the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 25% for the nine months ended September 30, 2015 from 23% for the nine months ended September 30, 2014.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Cost of revenues	(dollars in thousands)
License	$988	$273	261.9%	$2,337	$568	311.4%
Maintenance and services	18,888	9,268	103.8%	49,713	24,806	100.4%
Total cost of revenues	$19,876	$9,541	108.3%	$52,050	$25,374	105.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross Margin
License	99.1%	99.6%	99.2%	99.7%
Maintenance and services	69.2%	73.3%	69.0%	72.8%
Total gross margin	88.4%	90.9%	88.5%	90.6%
Total cost of revenues were $19.9 million for the three months ended September 30, 2015 compared to $9.5 million for the three months ended September 30, 2014, an increase of $10.3 million. This increase was primarily due to the increased cost of providing maintenance and services to our expanding customer base, including an increase in compensation expense of $5.7 million, which includes a $1.2 million increase in stock-based compensation, resulting from headcount growth, $2.3 million in facilities and allocated overhead costs and $1.1 million in additional travel and other costs to support our training and consulting services. The decrease in total gross margin for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to increased investment in our technical support and services organization for personnel and other costs to support our expanding customer base.
Total cost of revenues were $52.1 million for the nine months ended September 30, 2015 compared to $25.4 million for the nine months ended September 30, 2014, an increase of $26.7 million. This increase was primarily due to the increased cost of providing maintenance and services to our expanding customer base, including an increase in compensation expense of $15.0 million, which includes a $3.3 million increase in stock-based compensation, resulting from headcount growth, $5.4 million in facilities and allocated overhead costs, $1.7 million in additional professional services and $2.3 million in additional travel costs to support our training and consulting services. The decrease in total gross margin for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to increased investment in our technical support and services organization for personnel and other costs to support our expanding customer base.
Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Operating expenses	(dollars in thousands)
Sales and marketing	$91,589	$58,565	56.4%	$248,840	$147,936	68.2%
Research and development	54,960	29,022	89.4%	144,143	77,186	86.7%
General and administrative	17,584	11,111	58.3%	50,753	28,953	75.3%
Total operating expenses	$164,133	$98,698	66.3%	$443,736	$254,075	74.6%
Sales and Marketing
Sales and marketing expenses were $91.6 million for the three months ended September 30, 2015 compared to $58.6 million for the three months ended September 30, 2014, an increase of $33.0 million. This increase was primarily due to an increase in compensation expense of $24.6 million, which includes a $7.2 million increase in stock-based compensation, resulting from additional sales headcount as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to an additional $5.6 million in facilities and allocated overhead costs and $1.0 million in travel expenses.
Sales and marketing expenses were $248.8 million for the nine months ended September 30, 2015 compared to $147.9 million for the nine months ended September 30, 2014, an increase of $100.9 million. This increase was primarily due to an increase in compensation expense of $68.9 million, which includes a $19.0 million increase in stock-based compensation, resulting from additional sales headcount as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to an additional $14.7 million in facilities and allocated overhead costs, $8.2 million in marketing costs for customer events and advertising and $5.9 million in travel expenses.

Research and Development
R&D expenses were $55.0 million for the three months ended September 30, 2015 compared to $29.0 million for the three months ended September 30, 2014, an increase of $25.9 million. This increase was primarily due to an increase in compensation expense of $21.4 million, which includes a $9.3 million increase in stock-based compensation, resulting from additional headcount as part of our focus on further developing and enhancing our products. The remainder of the increase was primarily attributable to an additional $2.7 million in facilities and allocated overhead costs.
R&D expenses were $144.1 million for the nine months ended September 30, 2015 compared to $77.2 million for the nine months ended September 30, 2014, an increase of $67.0 million. This increase was primarily due to an increase in compensation expense of $57.0 million, which includes a $23.6 million increase in stock-based compensation, resulting from additional headcount as part of our focus on further developing and enhancing our products. The remainder of the increase was primarily attributable to an additional $6.3 million in facilities and allocated overhead costs.
General and Administrative
General and administrative expenses were $17.6 million for the three months ended September 30, 2015 compared to $11.1 million for the three months ended September 30, 2014, an increase of $6.5 million. This increase was primarily due to an increase in compensation expense of $3.9 million, which includes a $1.4 million increase in stock-based compensation, resulting from additional headcount to support our overall growth. The remainder of the increase was primarily attributable to an additional $1.0 million in facilities and allocated overhead costs.
General and administrative expenses were $50.8 million for the nine months ended September 30, 2015 compared to $29.0 million for the nine months ended September 30, 2014, an increase of $21.8 million. This increase was primarily due to an increase in compensation expense of $12.9 million, which includes a $4.8 million increase in stock-based compensation, resulting from additional headcount to support our overall growth. The remainder of the increase was primarily attributable to an additional $2.8 million in facilities and allocated overhead costs, an increase of $1.1 million in professional services and an increase of $2.2 million in tax and other compliance related costs.
Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Other income (expense), net	$217	$353	$1,404	$(163)
Other income (expense), net for the three months ended September 30, 2015 decreased primarily as a result of a decrease in currency gains during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Other income (expense), net for the nine months ended September 30, 2015 increased primarily due to currency gains associated with foreign transactions.
Income Tax Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Income tax expense (benefit)	$413	$1,214	$(1,166)	$4,915
Effective tax rate	(3.2)%	(35.5)%	2.7%	(49.6)%
Period specific items	$(560)	$(309)	$(1,994)	$(1,325)
Our effective tax rate was (3.2)% and (35.5)% for the three months ended September 30, 2015 and 2014, and 2.7% and (49.6)% for the nine months ended September 30, 2015 and 2014, respectively. The difference in the effective tax rates between the three and nine month periods is attributable to the change in the relationship between non-deductible tax items and the loss before income tax expense (benefit). These non-deductible tax items primarily include stock-based compensation and meals and entertainment expenses. Period specific items, which also impact our effective tax rate, relate primarily to disqualifying dispositions on incentive stock options. The impact of adjustments to our effective tax rate for discrete items and non-deductible expenses is greater in periods close to break-even.
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
The following table summarizes our non-GAAP financial measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Non-GAAP gross profit	$152,812	$95,542	$403,591	$245,776
Non-GAAP gross margin	89.5%	91.5%	89.5%	91.1%
Non-GAAP operating income	$18,396	$8,743	$37,328	$21,768
Non-GAAP operating margin	10.8%	8.4%	8.3%	8.1%
Non-GAAP net income	$10,609	$3,882	$22,077	$6,721
Free cash flow (1)			$50,429	$30,354
(1) Free cash flow presented on a nine month basis only.

The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Gross profit	$150,956	$94,928	$398,787	$244,319
Excluding: Stock-based compensation expense attributable to cost of revenues	1,856	614	4,804	1,457
Non-GAAP gross profit	$152,812	$95,542	$403,591	$245,776
The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Gross margin	88.4%	90.9%	88.5%	90.6%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.1%	0.6%	1.1%	0.5%
Non-GAAP gross margin	89.5%	91.5%	89.5%	91.1%
The following table presents the reconciliation of operating loss to non-GAAP operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Operating loss	$(13,177)	$(3,770)	$(44,949)	$(9,756)
Excluding: Stock-based compensation expense	31,573	12,513	82,277	31,524
Non-GAAP operating income	$18,396	$8,743	$37,328	$21,768
The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating margin	(7.7)%	(3.6)%	(10.0)%	(3.6)%
Excluding: Stock-based compensation expense	18.5%	12.0%	18.2%	11.7%
Non-GAAP operating margin	10.8%	8.4%	8.3%	8.1%

The following table presents the reconciliation of net loss to non-GAAP net income and non-GAAP net income per basic and diluted common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net loss	$(13,373)	$(4,631)	$(42,379)	$(14,834)
Excluding: Stock-based compensation expense	31,573	12,513	82,277	31,524
Income tax adjustment (1)	(7,591)	(4,000)	(17,821)	(9,969)
Non-GAAP net income	$10,609	$3,882	$22,077	$6,721

Weighted average shares used to compute non-GAAP basic net income per share	72,089	68,966	71,341	66,923
Effect of potentially dilutive shares: stock awards (2)	5,825	6,870	6,051	6,944
Weighted average shares used to compute non-GAAP diluted net income per share	77,914	75,836	77,392	73,867

Non-GAAP net income per share:
Basic	$0.15	$0.06	$0.31	$0.10
Diluted	$0.14	$0.05	$0.29	$0.09
(1) During fiscal 2015, the Company began to utilize a fixed projected non-GAAP tax rate for each quarter in a fiscal year in its computation of non-GAAP net income (loss) in order to provide better consistency across interim reporting periods by eliminating the effects of non-recurring and period-specific items, because each of these items can vary in size and frequency. To determine this long-term rate, the Company evaluated a three-year financial projection that excludes the impact of non-cash stock-based compensation expense. The projected rate takes into account other factors including the Company’s current operating structure, its existing tax positions in various jurisdictions and key legislation in major jurisdictions where the Company operates. The non-GAAP tax rate the Company will utilize for fiscal 2015 is 43%. The non-GAAP tax rate assumes the federal R&D tax credit is not extended. The Company will provide updates to this tax rate on an annual basis, or if material changes occur, such as the extension of the R&D tax credit.
(2) During fiscal 2015, the Company updated our calculation of non-GAAP diluted net income (loss) per share which now includes the effect of potentially dilutive shares related to stock awards in periods of non-GAAP net income and GAAP net loss. This change impacted the three and nine months ended September 30, 2014 diluted non-GAAP net income per share by $0.01.

The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$83,221	$56,942
Less: Purchases of property and equipment	32,792	26,588
Free cash flow	$50,429	$30,354
Net cash used in investing activities	$(33,792)	$(24,894)
Net cash provided by financing activities	$20,798	$360,549

Non-GAAP Operating Income
Non-GAAP operating income for the three months ended September 30, 2015 was $18.4 million compared to non-GAAP operating income of $8.7 million for the three months ended September 30, 2014. The increase was primarily the result of increased domestic and international demand for our products and services from new and existing customers, offset in part by increased operating expenses attributable to additional headcount.
Non-GAAP operating income for the nine months ended September 30, 2015 was $37.3 million compared to non-GAAP operating income of $21.8 million for the nine months ended September 30, 2014. The increase was primarily the result of increased domestic and international demand for our products and services from new and existing customers, offset in part by increased operating expenses attributable to additional headcount.
Non-GAAP Net Income
Non-GAAP net income for the three months ended September 30, 2015 was $10.6 million compared to non-GAAP net income of $3.9 million for the three months ended September 30, 2014. The increase was primarily the result of increased domestic and international demand for our products and services from new and existing customers, offset in part by increased operating expenses attributable to additional headcount.
Non-GAAP net income for the nine months ended September 30, 2015 was $22.1 million compared to non-GAAP net income of $6.7 million for the nine months ended September 30, 2014. The increase was primarily the result of increased domestic and international demand for our products and services from new and existing customers, offset in part by increased operating expenses attributable to additional headcount.
Free Cash Flow
Free cash flow for the nine months ended September 30, 2015 was $50.4 million compared to free cash flow of $30.4 million for the nine months ended September 30, 2014. The increase was primarily the result of an increase in net cash provided by operating activities.
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
As of September 30, 2015, we had cash and cash equivalents totaling $750.2 million, accounts receivable, net of $114.8 million and $671.7 million of working capital.
The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	September 30,	December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$750,191	$680,613

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$83,221	$56,942
Net cash used in investing activities	(33,792)	(24,894)
Net cash provided by financing activities	20,798	360,549
Effect of exchange rate changes	(649)	(755)
Net increase in cash and cash equivalents	$69,578	$391,842

Cash and Cash Equivalents
As of September 30, 2015, our cash and cash equivalents were held for working capital purposes, a majority of which was held in cash deposits and money market funds. We intend to increase our capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future cash requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $83.2 million for the nine months ended September 30, 2015. The cash provided by operating activities was affected by a net loss of $42.4 million, stock-based compensation expense of $82.3 million, a $37.8 million increase in deferred revenue, non-cash depreciation and amortization expense of $16.2 million related to capital expenditures, a $26.6 million increase in accounts payable and accrued liabilities and a $16.5 million increase in accounts receivable, net. The increase in accounts payable and accrued liabilities was primarily due to an increase in expenditures based on growth in the business, the increase in deferred revenue was primarily due to increased sales of maintenance agreements and the increase in accounts receivable was primarily due to revenue growth.
Net cash provided by operating activities was $56.9 million for the nine months ended September 30, 2014. The cash provided by operating activities was affected by a net loss of $14.8 million, stock-based compensation expense of $31.5 million, non-cash depreciation and amortization expense of $9.5 million related to capital expenditures and a $32.2 million increase in deferred revenue. The increase in deferred revenue was primarily due to increased sales of maintenance agreements. The net cash provided by operating activities was partially offset by changes in operating assets and liabilities as a result of our growth.
Investing Activities
Cash outflows for investing activities for the nine months ended September 30, 2015 and 2014 were $33.8 million and $24.9 million, respectively. The cash used for these periods was primarily attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Cash inflows from our financing activities for the nine months ended September 30, 2015 and 2014 were $20.8 million and $360.5 million, respectively. During the nine months ended September 30, 2015, cash provided by financing activities was primarily due to $16.1 million in proceeds from the exercise of stock options. In the nine months ended September 30, 2014, cash provided by financing activities was primarily due to proceeds of $344.1 million from the public offering of our Class A common stock, which closed in March 2014, and $12.7 million in proceeds from the exercise of stock options.
Obligations and Commitments
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 27, 2015, we disclosed that we had approximately $101 million in outstanding operating lease obligations related to non-cancellable minimum lease payments. Other than the items discussed below, there have been no material changes to our contractual obligations and commitments as of September 30, 2015.
During the nine months ended September 30, 2015, we entered into multiple additional office lease agreements, with aggregate non-cancellable minimum lease payments of approximately $230 million. These payments are due and payable over the full term of each respective lease. During the third quarter, we entered into long-term contractual obligations, in the ordinary course of business, for which we have not received the services. As of September 30, 2015 the commitment remaining was approximately $12.2 million, of which $8.4 million is due within one year and $3.8 million is due within one to three years. See Item 1, "Financial Statements (unaudited) - Note 6 - Commitments and Contingencies" for additional discussion of our principal contractual commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2015, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.
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
While we have achieved profitability on an annual basis over the past three years, we have not consistently achieved profitability on a quarterly basis during that same period. For example, we had net losses in the first, second and third quarters of 2014 and the first, second and third quarters of 2015. We expect expenses to continue to increase substantially in the near term, particularly as we make significant investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products.
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
We have experienced rapid growth in a relatively short period of time. Our revenues grew to $450.8 million in the nine months ended September 30, 2015 from $269.7 million in the nine months ended September 30, 2014. Our number of full time employees increased to 2,830 as of September 30, 2015 from 1,717 as of September 30, 2014. During this period, we also expanded our operations within the United States and internationally.
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
Our current primary competitors generally fall into the following categories:

•
large technology companies, including suppliers of traditional business intelligence products and/or cloud-based offerings that provide one or more capabilities that are competitive with our products, such as Amazon, Google, IBM, Microsoft Corporation, Oracle Corporation, Salesforce and SAP AG;

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
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. During the nine months ended September 30, 2015, there were 778 sales transactions greater than $100,000 compared to 477 sales transactions greater than $100,000 in the nine months ended September 30, 2014, representing a 63% increase in the number of transactions. These larger transactions may involve significant customer negotiation and are typically completed near the end of the quarter. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
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
Our new products or product enhancements and changes to our existing software could fail to attain sufficient market acceptance for many reasons, including:

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
We believe that companies have begun to expect that key software be provided through a SaaS model. In July 2013 we launched Tableau Online, our cloud-based service that provides our software's core capabilities as a commercial SaaS offering. We anticipate using our current cash or future cash flows to fund further development of this product, and we may encounter difficulties that cause our costs to exceed our current expectations. Moreover, as demand increases, we will need to make additional investments in related infrastructure such as server farms, data centers, network bandwidth and technical operations personnel. All of these investments could negatively affect our operating results. Even if we make these investments, we may be unsuccessful in achieving significant market acceptance of this product. Moreover, sales of a potential future SaaS offering by our competitors could adversely affect sales of all of our existing products. In addition, increasing sales of our SaaS offering could cannibalize license sales of our on-premise desktop and server products to our existing and prospective customers, which could negatively impact our overall sales growth. The migration of our customers to a SaaS model would also change the manner in which we recognize revenue, which could adversely affect our operating results and business operations.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 75% of our total revenues in the nine months ended September 30, 2015 was derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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
As of September 30, 2015, we had 15 issued U.S. patents covering our technology and 31 patent applications pending for examination in the United States. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm's-length basis, are challenged and successfully disputed by the taxing authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes and other indirect taxes on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service ("IRS"), and other taxing authorities. The taxing authorities in the United States and other countries where we do business regularly examine our income and other tax returns. The ultimate outcome of any tax examination cannot be predicted with certainty. Should the IRS or other taxing authorities assess additional taxes as a result of an examination, we may be required to record charges to our operations.
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

Such corporate structures are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in the relevant tax laws, interpretation of such tax laws or the influence of certain tax policy efforts of the European Union and the Organization for Economic Co-operation and Development (OECD).
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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock’s daily closing price on the New York Stock Exchange has ranged from $48.53 to $128.74 through November 4, 2015. On November 4, 2015, the closing price of our Class A common stock was $87.81.
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
In addition, as of September 30, 2015, we had options outstanding that, if fully exercised, would result in the issuance of approximately 6.5 million shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2015, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 79% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, which include funds affiliated with New Enterprise Associates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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

ITEM 6.        EXHIBITS
Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.
3.2(2)	Amended and Restated Bylaws of Tableau Software, Inc.
10.1	Office Lease Agreement between Northedge Developers, LLC and Tableau Software Inc., dated July 2, 2015
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November 2015.

TABLEAU SOFTWARE, INC.
By: /s/ Thomas E. Walker, Jr.

Thomas E. Walker, Jr.
Chief Financial Officer (principal
financial and accounting officer
and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Office Lease Agreement between Northedge Developers, LLC and Tableau Software Inc., dated July 2, 2015
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*    Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.