Form 10-K
period 2015-12-31
Tableau Software Inc
filed 2016-02-25
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates of the Registrant on June 30, 2015, based on the closing price of $115.30 for shares of the Registrant's Class A common stock as reported by the New York Stock Exchange for such date, was approximately $5.9 billion. The Registrant assumed a stockholder was an affiliate of the Registrant at June 30, 2015 if such stockholder (i) beneficially owned 10% or more of the Registrant's capital stock (on an as-converted basis), as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the Registrant, at June 30, 2015. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 23, 2016, there were approximately 54,825,718 shares of the Registrant's Class A common stock and 19,323,479 shares of the Registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2016. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year ended December 31, 2015.

TABLEAU SOFTWARE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2015

PART I.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and section 27A of the Securities Act of 1933, as amended. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "seek", and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the "Risk Factors" section of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
As used in this report, the terms "Tableau," "Registrant," "Company," "we," "us," and "our" mean Tableau Software, Inc. and its subsidiaries unless the context indicates otherwise.
Tableau and Tableau Software are trademarks of Tableau Software, Inc. All other company and product names may be trademarks of the respective companies with which they are associated.
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
Our software is designed for anyone with data and questions. We are democratizing the use of business analytics software by allowing people to access information, perform analysis and share results without assistance from technical specialists. By putting powerful, self-service analytical technology directly into the hands of people who make decisions with data, we seek to accelerate the pace of informed and intelligent decision-making. We believe this enables our customers to create better workplaces, with happier employees who are empowered to more fully express their ingenuity and creativity.
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

Underpinning our innovative products is a set of technology advances that spans the domains of sophisticated computer graphics, human-computer interaction and high performance database systems. These technology innovations include VizQL and our Hybrid Data Architecture:

•
VizQL—Our breakthrough visual query language, VizQL, translates drag-and-drop actions into data queries and then expresses that information visually. VizQL unifies the formerly disparate tasks of query and visualization and allows users to transform questions into pictures without the need for software scripts, chart wizards or dialogue boxes that inhibit speed and flexibility. This capability is designed to enable a more intuitive, creative and engaging experience for our users. VizQL can deliver dramatic gains in people's ability to see and understand data, and we believe it represents a foundational advancement in the field of analytics.

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

Our distribution strategy is based on a land and expand business model and is designed to capitalize on the ease of use, low up-front cost and collaborative capabilities of our software. Our products tend to be adopted at a grassroots level within organizations, often beginning with a free trial, and then spread across departments, divisions and geographies via word-of-mouth and the discovery of new use cases. Over time, many of our customers find that the use of our products expands to a broad cross-section of their organizations and that our deployments and use cases become significantly more strategic in nature. Accordingly, we have developed enterprise-class product and service capabilities that allow us to both complement and supplant core, legacy business intelligence deployments.
As of December 31, 2015, we had more than 39,000 customer accounts across a broad array of company sizes and industries and located in over 150 countries. Some of our largest customers include Capital One, Cisco, Deloitte, Wells Fargo and various U.S. Government Agencies. In addition, we have cultivated strong relationships with technology partners to help us extend the reach of our products. These partners include both traditional database vendors such as International Business Machines Corporation ("IBM"), Microsoft Corporation, Oracle Corporation and Teradata Corporation and emerging database vendors such as Amazon.com, Inc., Cloudera, Inc., Google Inc., Pivotal Greenplum Database ("Pivotal GPDB") and Vertica (a division of Hewlett-Packard Company).
We have achieved significant growth in recent periods. For the years ended December 31, 2015, 2014 and 2013, our total revenues were $653.6 million, $412.6 million and $232.4 million, respectively, representing a compound annual growth rate of approximately 67.7% from 2013 to 2015. We had a net loss of $83.7 million for the year ended December 31, 2015 and net income of $5.9 million and $7.1 million for the years ended December 31, 2014 and 2013, respectively. We have generated positive cash flow from operating activities of $136.8 million, $89.5 million and $37.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. We believe our land and expand business model provides financial visibility as aggregate revenues from subsequent sales of products and maintenance services to our customers have typically been multiples of the revenues we realized from those customers' initial purchases.
Growth Strategy
Our mission to help people see and understand data presents a broad and momentous market opportunity. We intend to continue to invest in a number of growth initiatives to allow us to pursue our mission aggressively. Our strategies for growth include:

•
Expand our customer base—We believe the market for analytics and business intelligence software is considerably underserved and, as a result, we have the opportunity to substantially expand our present base of over 39,000 customer accounts. We are expanding our online and offline marketing efforts to increase our brand awareness. We are also making significant investments in growing both our direct sales teams and indirect sales channels.

•
Further penetrate our existing customer base—Leveraging our land and expand business model, we intend to continue to increase adoption of our products within and across our existing customer base, as they expand the number of users and develop new use cases for our products. We believe there is an opportunity to extend the reach of our products within our customer base. Our sales and marketing strategy and focus on customer success help our customers identify and pursue new use cases within their organizations. As this expansion occurs, we believe that our products will also increasingly supplant incumbent legacy platforms to become the standard platform for analytics and business intelligence for our customers.

•
Grow internationally—With approximately 25% of our total revenues generated outside the United States and Canada in the year ended December 31, 2015, we believe there is significant opportunity to grow our international business. Our products currently support eight languages, and we are aggressively expanding our direct sales force and indirect sales channels outside the United States. We have international operations in Australia, Canada, China, France, Germany, India, Ireland, Japan, Singapore and the United Kingdom, and we intend to invest in further expanding our footprint in these and other regions.

•
Relentlessly innovate and advance our products—We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. Building on our foundational technology innovations, including VizQL, we have released nine major versions of our software to date, rapidly expanding and improving our feature set and capabilities. Our most recent major release, Tableau 9.0, offers advances in the areas of visual analytics, performance, scalability, data preparation and enterprise capabilities. Features include Automatic Data Preparation, Advanced Analytics, such as Level of Detail Expressions, and Smart Maps that are faster, more responsive and allow for geographic search. In addition, Tableau Server and Tableau Online have been re-designed to deliver a faster, more scalable and extensible platform for customers. Since the release of Tableau 9.0, we released Tableau 9.1 which includes a new and improved mobile experience, more data connectors, new enterprise security and authentication options, and additional analytical functions for users. Shortly thereafter we released Tableau 9.2 which includes a new native app for the iPhone, more data preparation features and integration with Mapbox. We plan to continue to invest in research and development, including hiring top technical talent, focusing on core technology innovation and maintaining an agile organization that supports rapid release cycles. In particular, we intend to focus on further developing our cloud and mobile capabilities, expanding our advanced analytical and statistical functionality and continuing to expand the range of visualization formats and data sources and platforms we can address.

•
Extend our distribution channels and partner ecosystem—We plan to continue investing in distribution channels, technology partners, and other strategic relationships to help us enter and grow in new markets while complementing our direct sales efforts. We are actively growing our indirect channels, particularly in international markets. Our most important technology partnerships are with market-leading database vendors, such as IBM, Microsoft Corporation, Oracle Corporation and Teradata Corporation, and emerging database vendors, such as Amazon.com, Inc., Cloudera, Inc., Google Inc., Pivotal GPDB and Vertica, with which we have collaborated to develop high performance and optimized connectivity to a broad group of popular data stores. We intend to continue to invest in partnerships that enable us to build and promote complementary capabilities that benefit our customers. We have also recently introduced application program interfaces ("APIs") to further empower our developer and OEM partner ecosystem to create applications that embed Tableau functionality.

•
Foster our passionate user community—We benefit from a vibrant and engaged user community. We are investing in initiatives to further expand and energize this group, both online, through our online community site and through events such as our annual customer conferences, including our U.S. Tableau Customer Conference which has grown from approximately 180 attendees in 2008 to more than 10,000 customer and partner attendees in 2015. In addition, Tableau Public, which we launched as a free cloud-based service, has a community of engaged users from media, government, non-profit and other organizations, who are passionate about sharing public data online. We intend to expand these efforts and to seek other means to evangelize our mission and facilitate sharing of best practices and success stories.

•
Treasure and cultivate our exceptional culture—We believe our culture is a core ingredient of our success. Our employees share a passion for our mission, and our mission stands at the top of a list of eight core cultural values that govern our approach to our business. Our other core values include: teamwork; product leadership; using our own products; respect; honesty; simplicity; and commitment to delighting customers. Our values permeate our organization and drive our identity as a company. For example, we strive to paint virtually all aspects of our business with a brush of simplicity, including product user interfaces, pricing models, business processes and marketing strategies. Our culture is consistently cited in employee surveys as a key reason for their satisfaction with Tableau, and we have been publicly recognized as one of the best workplaces in the State of Washington.

Products
Our products help people see and understand data. They offer the power and flexibility required to serve a broad range of use cases, from answering questions with small spreadsheets to completing enterprise business intelligence projects involving massive volumes of data. We currently offer five key products: Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a hosted software-as-a-service ("SaaS") version of Tableau Server; Tableau Public, a free cloud-based platform for analyzing and sharing public data; and Vizable, a free iOS application used to easily analyze data on a tablet.
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
Tableau Desktop's key capabilities include:

•
Visual analytics—Tableau Desktop empowers people to ask sophisticated questions by composing drag-and-drop pictures of their data. Tableau Desktop's easy-to-use interface is built on VizQL, which is capable of describing thousands of easily understood visual presentations of data including tables, maps, time series, dashboards and tables of graphs. The combination of a sophisticated language with a simple user interface means users can explore many different perspectives of their data. We believe being able to quickly view data from different perspectives inspires creative thinking and helps people find the right view to answer a question.

•
Analytical depth—An important aspect of Tableau Desktop is its ability to marry powerful visualization with deep analytics. Users can filter and sort their data, create sophisticated calculations, drill into underlying information, define sets and cohorts, perform statistical analysis and derive correlations between diverse data sets with agility and relative ease. For example, with a few clicks, users can generate sophisticated forecasting models. This combination of simplicity and usefulness, ease of use and analytical depth, is what makes it possible for Tableau Desktop to empower a whole new group of people to become data analysts.

•
Data access—Tableau Desktop lets people access and query a large number of common data sources, from traditional database systems like Oracle Corporation and SQL Server, to innovative new data stores like SAP HANA and Amazon Redshift, to Web applications like Salesforce and Google Analytics, to spreadsheets and files, to newly emerging data sources like Hadoop and NoSQL databases. Users can connect to these data sources with a few clicks, without any scripting or programming.

•
Live query—Tableau Desktop translates users' interactions into live queries. As people use the drag-and-drop interface to examine information, they are automatically generating sophisticated queries against their database. Tableau Desktop can generate queries in a range of query languages including Structured Query Language ("SQL"), Multidimensional Expressions ("MDX"), and Salesforce Object Query Language ("SOQL"). Each query is optimized for the target platform and its unique performance and analytical characteristics. This live query approach allows customers to leverage their investments in database infrastructure and enables them to take advantage of query-optimized databases.

•	In-memory query—Tableau Desktop contains an In-Memory Data Engine that can be used for rapid analysis. Many business users have data that is not stored in a database, and many databases are not set up to support interactive and analytical queries. In these cases, users can import the data into Tableau Desktop's In-Memory Data Engine. This data engine is designed to support analytical queries on hundreds of millions of rows of data with responses rendered in seconds.

•
Data integration—Many questions require combining data from multiple sources. Tableau Desktop provides a number of ways for people to combine data without requiring a typical data loading and transformation project. A Tableau workbook can connect to many different data sources, with each source independently leveraging either a live query or in-memory approach. Users can then combine the data in a single dashboard, visualization, filter or calculation using our data blending functionality. This approach can greatly extend the scope and depth of questions a person can answer.

•
Sharing and presentation—Tableau Desktop allows users to author and distribute visualizations and dashboards with the ease expected of everyday office tools like spreadsheets. Content created in Tableau Desktop can be embedded in documents and presentations, or the workbooks can be distributed for viewing by people who have Tableau Desktop or Tableau Reader, a free product to view and interact with visualizations built in Tableau Desktop. Alternately, users can publish their workbooks to Tableau Server or Tableau Online enabling others in the organization to access them using a Web browser or a mobile device.

Tableau Server
Tableau Server is a powerful business intelligence platform with enterprise-class data management, scalability and security. The collaborative features of Tableau Server are designed to foster more sharing of analytics to improve the dissemination of information across an organization and promote improved decision-making.
Tableau Server's key capabilities include:

•
Shared content—Tableau Server provides an easy-to-navigate repository of shared visualizations and dashboards within an organization. After users of Tableau Desktop create and publish their work to Tableau Server, any other user with appropriate security credentials can view and interact with it using a Web browser or mobile device. These viewers can also edit the work and republish it back to the server. The ability to publish dashboards and easily share impactful visual analysis increases awareness of business data and promotes improved decision-making. In addition, allowing others to interact with an analysis gives them deeper understanding of the information which leads to an improved grasp on the problem and hence greater confidence in the solution.

•
Shared data—Just as Tableau Server is a platform for shared analysis, it is also a platform for shared data. Organizations can use Tableau Server to centrally manage enterprise data sources and metadata enabling knowledge sharing, efficiency, governance, data consistency and security. Business users or IT professionals can create rich data models, containing calculations, hierarchies, field aliases, sets and groups of interest, and publish them to Tableau Server to be shared across an organization. Others can use these models as a starting point for analysis while extending them to meet their own specific analytical needs. While centralized data models are not a pre-requisite for analysis in Tableau, they provide flexibility and increased productivity while maintaining control and security of data.

•
Universal access—We have designed Tableau Server to enable seamless sharing of content across desktop, mobile and Web clients. Once users author and publish analytical content to the server, people across an organization can consume it on different browsers and devices. Further, Tableau Server automatically detects the device being used and adapts the content to take advantage of the device's capabilities including native touch experience, form factor and security. Tableau Server allows users to actively subscribe to content for automatic delivery on their devices or pull content on demand.

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

•
Scalability—Tableau Server's distributed multi-tier architecture allows it to scale to tens of thousands of users, across desktop, Web and mobile clients, meeting the needs of some of the largest organizations globally.

•
Security—Tableau Server provides a robust security model that encompasses authentication, data and network security. Tableau Server is also built on a multi-tenant architecture that allows administrators to logically partition a single system across user populations, providing for separation of content.

•
Administration—We believe the ease of administering a system is tremendously important to its adoption. While Tableau Server's management interface is designed to be simple enough for a line-of-business user, we also provide APIs to allow administrators to automate routine management processes. After the initial setup, many of our customers have reported that they spend little time on Tableau Server administration.

Tableau Online
Tableau Online, a hosted SaaS version of Tableau Server, is built on the Tableau Server platform and provides ease of use, speed, availability and security without requiring customers to manage physical infrastructure. Tableau Online runs in a secure data center and can be accessed by clients remotely using Tableau Desktop, a browser or a mobile device.
In addition to offering the same capabilities as Tableau Server, Tableau Online's key capabilities include:

•
Hybrid data connectivity—Tableau Online supports both live connectivity and in-memory extracts of cloud databases including Amazon Redshift, Google BigQuery and Microsoft SQL Azure. Users can securely access real-time data from cloud data sources without requiring data snapshots.

•
On-premises data sync—Tableau Online provides easy synching of on-premises data such as Microsoft Excel and Oracle to the cloud. This enables customers to keep their data fresh without compromising enterprise security.

•
Always up-to-date—Tableau Online is always running the latest maintenance releases and versions of Tableau Server. Customers do not need to worry about upgrading their infrastructure or deploying the latest patches.

•	Reliable, scalable and secure—Tableau Online is a SaaS analytics application built on the same enterprise-class architecture of Tableau Server.
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
Tableau Public enables us to test new product features and engage in user research as well as generate greater awareness of Tableau and increase community engagement. In addition to offering most of the features of Tableau Desktop and Tableau Server, Tableau Public offers the following capabilities:

•
Web scale—Tableau Public meets the massive performance requirements of serving dynamic content on top tier websites including media channels, social media and other consumer internet services. Through a combination of proprietary software and optimized hardware we have designed a highly scalable, multi-tenant, online infrastructure that is based at a secure third party Web hosting facility. Our Tableau Public service has served over 600 million views worldwide.

•
Social reach—Anyone viewing or interacting with a Tableau Public visualization can share it on Facebook or Twitter. The ease of social sharing has facilitated greater conversations around data on Tableau Public.

•	Embedding—Tableau Public views can be embedded in Web pages and blogs. Authors can enrich their websites and engage their audience with interactive visualizations based on Tableau Public.

•	Users—Tableau Public has been used by over 150,000 people to make public data easy to see and understand. People have used the product to visualize and share data about government budgets, school performance, economic policy, sports statistics and box office trends. Visualizations from Tableau Public have been embedded in numerous websites including The Wall Street Journal, CNBC, The Economist, the Guardian, The Huffington Post, La Nacion, El Mundo, the Smithsonian, Mashable, The Washington Post, The Irish Times and Oxford University.
Vizable
Vizable was launched in October 2015 and is a new application from Tableau that turns data into interactive graphs that can be shared directly from an iPad. Vizable is a free offering that enables users to explore data on the go without requiring a server or any cloud-based services. It queries data, aggregates, and generates a visualization on the tablet within seconds. With Vizable, people can interact with their data anywhere by using simple hand gestures such as pinching, swiping, and dragging to receive instant feedback.
Technology
Our powerful and easy-to-use products are built on a foundation of proprietary technologies. Key among these are VizQL, our Live Query Engine and In-Memory Data Engine, which work together in harmony to create our Hybrid Data Architecture.
Visual Query Language (VizQL) for Databases
At the heart of Tableau's products is our proprietary and breakthrough technology called VizQL. VizQL is a visual query language for data that simultaneously describes how to query data and how to present it visually. VizQL can deliver dramatic gains in people's ability to see and understand data. We believe VizQL is unique in several important aspects:

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

•
Declarative language—VizQL is a declarative language like other database languages, including SQL. The advantage of a declarative language is that the user describes what picture should be created, not how to make it. The user does not need to be aware of underlying implementation as query, analysis and rendering operations run behind the scenes. The result is a portable and more scalable system.

•
Defines and controls queries—VizQL procedures define both the resulting picture and the database query. Our Live Query Engine generates efficient queries for external databases of many types from many vendors. VizQL also controls execution of our optimized In-Memory Data Engine to perform calculations in real time.

•
Optimized—VizQL's interpreter is optimized for interactive use, enabling visualization and drawing of large data sets. VizQL is specifically designed to take advantage of modern computer graphics hardware, such as the fast rendering chips developed for gaming that are standard on personal computers.

The initial development of VizQL began at Stanford University in 1999. Stanford University has granted us an exclusive license to commercialize the software and related patents resulting from that research. The software and related patents generally relate to three subject areas: (1) architecture for creating table-based visualizations from relational databases; (2) graphical user interface for creating specification for table-based visualizations; and (3) an environment for rapid development of interactive visualizations. Our license from Stanford University is exclusive in all fields, worldwide and sublicensable. The license agreement provides for Tableau to own all improvements to and derivative works of the software that it develops. The license agreement also provides for enforcement of the licensed patents against alleged infringers. If Stanford University and Tableau agree to jointly enforce the licensed patents against an alleged infringer, the parties equally share the costs and the recovery or settlement for such enforcement. If Stanford University and Tableau do not agree to jointly enforce the licensed patents against an alleged infringer, Stanford University and Tableau will each have the right to enforce the licensed patents against the alleged infringer. If Tableau files such a suit in a United States court, Stanford University joins such suit only for standing purposes, and Tableau wins an award of damages for, or receives a settlement payment for, infringement of a United States licensed patent, Tableau would retain that award or settlement payment and would be required to negotiate in good faith with Stanford University to compensate it for its expenses in connection with the suit. If Stanford University files such a suit in a United States court, Tableau joins such suit only for standing purposes, and Stanford University wins an award of damages for, or receives a settlement payment for, infringement of a United States licensed patent, Stanford University would retain that award or settlement payment. The license agreement does not expire and can be terminated by Stanford University only if Tableau breaches the agreement and does not remedy the breach within 30 days after receiving written notice of the alleged breach from Stanford University. We have invested substantial research and development in VizQL since obtaining these rights. We have also been granted additional patents related to our core VizQL technology.
Live Query Engine
We have developed a Live Query Engine that interprets abstract queries generated by VizQL into syntax understandable by popular database systems. For instance, our Live Query Engine can compile VizQL statements into optimized SQL and MDX syntax understandable by database systems made by Microsoft Corporation, Oracle Corporation, IBM, EMC, SAP SE, Teradata Corporation and many other database vendors. As a result, our technology provides customers with a way to increase the accessibility, usability and performance of their databases. It also gives them a uniform user interface for interacting with databases of diverse vendors, formats and sizes.
It is common for traditional business intelligence products to import data from the organization's database systems. In contrast, Tableau's Live Query Engine enables people to query databases without having to first import the data into our products. Queries generated by our Live Query Engine are interpreted and run by the database, with only the results of each query rendered. This approach offers many advantages for customers:

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

We focus on ensuring our software is compatible with popular database platforms and that our live query technology works with the most recent releases of those platforms. Our Live Query Engine is compatible with over 40 data sources, including those from the top five database vendors in the world.
We have also pioneered connectors to emerging "Big Data" and cloud technologies. We connect to open-source Hadoop databases, proprietary MapReduce technologies and cloud data warehouses like Amazon Redshift and Google BigQuery. We also connect to column stores, databases designed to process unstructured data, and Web applications such as Salesforce and Google Analytics. We believe the size of the data that our customers analyze continues to grow. We will continue to develop our live query technology with the goal of empowering our users to have complete access to any data stored anywhere.

In-Memory Data Engine
We have also developed a fast In-Memory Data Engine that allows people to analyze large amounts of data independently of database systems. This option is valuable to our customers as it enables them to overcome the following challenges:

•	Lack of databases—Much of the world's data is not stored in databases. For instance, data is commonly stored in text files, spreadsheets, logs or other formats.

•	Limited performance—In addition, much of the world's data that is stored in databases resides in databases that are too slow for interactive analysis or reporting.
For these situations, we have developed an In-Memory Data Engine, with the following unique combination of attributes that enable fast calculations:

•
Column-based storage—Our In-Memory Data Engine is based on a column-oriented format which is able to reduce input/output on analytical workloads. It employs a simple disk based representation of data that leverages the operating systems' management of virtual memory.

•	Compressed data representation—Our technology utilizes compression aimed to keep the memory footprint as small as possible.

•
Optimization for in-memory analytics—Our In-Memory Data Engine is optimized for analyzing data in random access memory ("RAM"). For example, leveraging RAM-based indices, our technology is more efficient than those using disk-based indices.

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
Information about Segments and Geographic Revenue
Information about segments and geographic revenue is set forth in Note 9 of the notes to the consolidated financial statements included elsewhere in this report.
Seasonality
We generally experience seasonal fluctuations in demand for our products and services. Our quarterly sales are impacted by industry buying patterns. As a result, our sales have generally been highest in the fourth quarter of a calendar year and lowest in the first quarter.
Customers
Our software is designed for anyone with data and questions. Our customers range from the largest corporations in the world to sole proprietors. Tableau's ease of installation and maintenance provides the flexibility to be deployed by individuals, departments or as an enterprise-wide system. We provide our products to organizations in various industries, including business services, energy and telecommunications, financial services, life sciences and healthcare, manufacturing and technology, media and entertainment, public sector and education, and retail, consumer and distribution.
We have grown our customer accounts from approximately 17,000 as of December 31, 2013 to approximately 39,000 as of December 31, 2015, located in more than 150 countries. We define a customer account as a purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts. No customer represented more than 10% of our total revenues in 2015, 2014 or 2013.
Support and Services
Our products are designed for our customers to be able to deploy and use on their own. However, we offer several training and professional services programs to enable our customers to maximize their experience and successful use of our products.
Maintenance and Support
Our maintenance and support services provide access to new releases of our software in addition to technical support services. Our technical support team also fields "how-to" inquiries from customers related to specific product functionality.
We offer multiple levels of technical support services to our customers globally. Our highest support level includes a dedicated phone number to address critical issues, 24 hours a day, seven days a week, year-round. In addition, we offer a variety of support tools on our website including a knowledge base, product documentation guides, release notes and drivers. We have also developed an extensive online support community, which includes forums and user groups, that is intended to enable our customers to learn and to connect with each other.
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
Professional Services
We have also invested in a professional services organization to help our customers maximize their benefits from using our products. Our professional services are generally intended to accelerate the analytics process rather than focus on installation and configuration of our software, as we believe most of our customers are able to deploy our products without assistance. These services are delivered either in person or remotely, and we tailor our services engagements to a customer's specific needs.
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
We also organize events to engage with our customers and foster our user community. Our seminal event is our annual U.S. Tableau Customer Conference, which attracted more than 10,000 customer and partner attendees in October 2015. At this event, our customers have the opportunity to network and connect, learn best practices, attend training sessions, and present their questions and suggestions directly to our software developers, executives and other employees. In 2015, our international offering, Tableau Conference on Tour, included events in Melbourne, Australia; Singapore; Berlin, Germany; London, United Kingdom; and Tokyo, Japan. Finally, many of our customers form local user groups that meet periodically to discuss and share experiences using our products.

Culture and Employees
Our culture is fundamental to our success and we embrace and cultivate it with pride. Eight core values define our culture and govern our approach to business. These consist of teamwork, product leadership, using our own products, respect, honesty, simplicity and commitment to delighting our customers, as well as our mission to help people see and understand data.
We view our employees as partners in creating a great work environment, and we take a long-term approach to their recruitment and development. As a result of our careful hiring choices, we believe our company is populated by smart, respectful people grounded in humility.
We desire to make an impact on our community, and in December 2012 we established the Tableau Foundation, a donor-advised charitable fund. The focus of the Tableau Foundation is to encourage the use of facts and analytical reasoning to solve the world's problems. It is also an avenue to support specific employee causes.
As of December 31, 2015, we had 3,008 full-time employees globally. We also engage temporary employees and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
We also sell our products through indirect sales channels including technology vendors, resellers and OEMs and independent software vendors ("ISV") partners. These channels provide additional sales coverage, solution-based selling, services and training throughout the world. Our channel program is led by a dedicated sales team and provides training, certification and sales resources to our partners. As of December 31, 2015, less than 10% of our sales team focused on indirect sales channels. We plan to continue to invest in our partner programs to help us enter and grow in new markets while complementing our direct sales efforts.
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

We believe the simplest way to showcase our products is by using them in live or recorded demonstrations. Our marketing team also promotes Tableau Public to generate awareness. By democratizing access to public data and facilitating sharing of insights online, Tableau Public has rapidly increased community engagement and extended the reach of our products. Interest in this service has grown quickly and is demonstrated by more than 600 million cumulative Tableau Public page views to date.
Strategic Relationships
We view our partners as an extension of our team, playing an integral role in our development and growth. Our partner programs include technology partnerships, reseller arrangements, ISV and OEM relationships. In addition, we also work closely with system integrators, consulting firms and training partners.
Technology Vendors
Our most important technology partnerships are with data platform vendors. We collaborate with these vendors to build high performance connectivity to their data sources. We have over 40 optimized data platform connectors to popular data platforms from vendors such as Amazon.com, Inc., Cloudera, Inc., IBM, Microsoft Corporation, Oracle Corporation, Salesforce, SAP SE and Teradata Corporation. In addition, some of our technology partners, such as Teradata Corporation, are resellers of our products.
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
Research and Development
We invest substantial resources in research and development to drive core technology innovation and to bring new products to market. Our research and development organization, primarily located in the U.S., is predominantly responsible for design, development, testing and certification of our products and core technologies. Our mission-driven culture empowers our employees to take ownership and personal pride in building our products. We work hard to create an environment that satisfies our talents and intellectual curiosities while promoting the development of broadly impactful and transformative technologies.
We have historically targeted major product releases on an annual cycle. Since our founding, we have developed nine major versions of our products. In addition, we also provide maintenance releases with bug fixes and incremental functionality, if and when they become available, generally on a monthly basis. Our release cycles enable us to be responsive to customers by delivering new functionality on a frequent basis. We establish priorities for our organization by collaborating closely with our customers, community and employees. We use our products across all business functions at Tableau, from customer support to finance to sales and marketing to human resources, and every employee is encouraged to test and provide feedback.
Our founders conducted the original research that led to the development of VizQL at Stanford University. We actively invest in an internally focused research effort and collaborate with the research and academic community to keep current with cutting edge technologies and help us to stay at the forefront of innovation.
We are focused on hiring the top technical talent in the industry from top engineering programs and research institutions. Our talented engineers and computer scientists are focused on finding simple and elegant solutions to complex problems in information visualization, data analytics, user experience and distributed system design.
Research and development expenses were $204.1 million, $110.9 million and $60.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Competition
Our current primary competitors generally fall into the following categories:

•
large technology companies, including suppliers of traditional business intelligence products and/or cloud-based offerings that provide one or more capabilities that are competitive with our products, such as Amazon.com, Inc., Google Inc., IBM, Microsoft Corporation, Oracle Corporation, Salesforce and SAP SE;

•	business analytics software companies, such as Qlik, MicroStrategy and TIBCO Spotfire (a subsidiary of TIBCO Software Inc.); and

•	SaaS-based products or cloud-based analytics providers.
In addition, we may compete with open source initiatives and custom development efforts. We expect competition to increase as other established and emerging companies enter the business analytics market, as customer requirements evolve and as new products and technologies are introduced. We expect this to be particularly true with respect to our SaaS-based offering. This is a relatively new and evolving area of business analytics solutions, and we anticipate competition to increase based on customer demand for these types of products.
Many of our competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, for example by offering a SaaS-based product that competes with our on-premise products or our SaaS product, Tableau Online, or devote greater resources to the development, promotion and sale of their products than us. Moreover, many of these competitors are bundling their analytics products into larger deals or maintenance renewals, often at significant discounts. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures.
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
As of December 31, 2015, we had 16 issued U.S. patents directed to our technology. We also had 35 pending patent applications in the United States. We own registered trademarks for Tableau, Tableau Software, VizQL, Show Me! and Data In. Brilliance Out. in the United States. We also own trademark registrations for Tableau, Tableau Software, VizQL, and Show Me! in Canada and China; Tableau Software, VizQL and Show Me! in Japan and the European Union; and Tableau, Tableau Software, and VizQL in Korea and Mexico. Such registered trademarks will expire unless renewed at various times in the future.
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
Corporate Information
We were formed as Tableau Software LLC, a Delaware limited liability company, in 2003, and incorporated as Tableau Software, Inc., a Delaware corporation in 2004. Our principal executive offices are located at 837 North 34th Street, Suite 200, Seattle, Washington 98103, and our telephone number is (206) 633-3400. Our website address is www.tableau.com. The information on, or that can be accessed through, our website is not part of this report.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission (SEC)'s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Tableau Software and other companies that file materials with the SEC electronically. Copies of Tableau's reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our internet website, http://investors.tableau.com/financial-reports-and-filings/default.aspx.

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
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this "Risk Factors" section, our business will be adversely affected and our results of operations will suffer.
We may not be able to sustain our revenue growth rate or profitability in the future.
While we achieved profitability on an annual basis in 2013 and 2014, we incurred a net loss in 2015 and have not consistently achieved profitability on a quarterly basis during that same period. For example, we had net losses in the first, second and third quarter of 2014 and each quarter of 2015. We expect expenses to continue to increase substantially in the near term, particularly as we make significant investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products.
Moreover, as we grow our business, we expect our revenue growth rates to continue to slow in future periods due to a number of reasons, which may include slowing demand for our products, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, the maturation of our business or the decline in the number of organizations into which we have not already expanded. Accordingly, our historical revenue growth should not be considered indicative of our future performance.
If we are unable to attract, integrate and retain additional qualified personnel, including top technical talent, our business could be adversely affected.
Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel, including a candidate to fill our current opening for an executive leader of our global sales and field operations as well as top technical talent from the industry and top research institutions. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled personnel in those areas. We have limited experience with recruiting in geographies outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.
Volatility or lack of positive performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees are vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the market price of our common stock or the market price of our common stock decreases significantly, impacting the value of their unvested restricted stock unit awards. If we are unable to appropriately incentivize and retain our employees through equity compensation, or if we need to increase our compensation expenses in order to appropriately incentivize and retain our employees, our business, results of operations, financial condition and cash flows would be adversely affected.
We have been growing rapidly and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, our business and results of operations will be adversely affected.
We have experienced rapid growth in a relatively short period of time. Our revenues grew to $653.6 million in the year ended December 31, 2015 from $232.4 million in the year ended December 31, 2013. Our number of full time employees increased to 3,008 as of December 31, 2015 from 1,212 as of December 31, 2013. During this period, we also expanded our operations within the United States and internationally.
We intend to continue to grow our business. For example, we plan to continue to hire new employees at a rapid pace, particularly in our sales and engineering groups. If we cannot adequately train these new employees, including our direct sales force, our sales productivity could be impacted or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding internationally, establishing operations in additional countries outside the United States, and we intend to make direct and substantial investments to continue our international expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, our growth has slowed in recent periods, and we cannot provide any assurance that our business will continue to grow at any particular rate, or at all.
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
Our current primary competitors generally fall into the following categories:

•
large technology companies, including suppliers of traditional business intelligence products and/or cloud-based offerings that provide one or more capabilities that are competitive with our products, such as Amazon.com, Inc., Google Inc., IBM, Microsoft Corporation, Oracle Corporation, Salesforce and SAP SE;

•	business analytics software companies, such as Qlik, MicroStrategy and TIBCO Spotfire (a subsidiary of TIBCO Software Inc.); and

•	SaaS-based products or cloud-based analytics providers.
In addition, we may compete with open source initiatives and custom development efforts. We expect competition to increase as other established and emerging companies enter the business analytics software market, as customer requirements evolve and as new products and technologies are introduced. We expect this to be particularly true with respect to our SaaS-based offering. This is a relatively new and evolving area of business analytics solutions, and we anticipate competition to increase based on customer demand for these types of products.
Many of our competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, for example by offering a SaaS-based product that competes with our on-premise products or our SaaS product, Tableau Online, or devote greater resources to the development, promotion and sale of their products than we do. Moreover, many of these competitors are bundling their analytics products into larger deals or maintenance renewals, often at significant discounts. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures.
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
Our success is highly dependent on our ability to further penetrate the existing market for business analytics software as well as the growth and expansion of that market.
Although the overall market for business analytics software is well-established, the market for business analytics software like ours is relatively new, rapidly evolving and unproven. Our future success will depend in large part on our ability to further penetrate the existing market for business analytics software, as well as the continued growth and expansion of what we believe to be an emerging market for analytics solutions that are faster, easier to adopt, easier to use and more focused on self-service capabilities. It is difficult to predict customer adoption and renewal rates, customer demand for our products, the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. Our ability to further penetrate the existing market and any expansion of the emerging market depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers' willingness to adopt a different approach to data analysis. Furthermore, many potential customers have made significant investments in legacy business analytics software systems and may be unwilling to invest in new software. If we are unable to further penetrate the existing market for business analytics software, the emerging market for self-service analytics solutions fails to grow or expand, or either of these markets decreases in size, our business, results of operations and financial condition would be adversely affected.
Our future quarterly results of operations may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.
Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, some of which are outside of our control, such as:

•	the timing of satisfying revenue recognition criteria, particularly with regard to large transactions;

•	the expansion of our customer base;

•	the renewal of maintenance agreements with, and sales of additional products to, existing customers;

•	seasonal variations in our sales, which have generally historically been highest in the fourth quarter of a calendar year and lowest in the first quarter;

•	the size, timing and terms of our perpetual license sales to both existing and new customers;

•	the mix of direct sales versus sales through our indirect sales channels;

•	the introduction of products and product enhancements by existing competitors or new entrants into our market, and changes in pricing for products offered by us or our competitors;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	changes in customers' budgets;

•	customer acceptance of and willingness to pay for new versions of our products;

•	seasonal variations related to sales and marketing and other activities, such as expenses related to our annual customer conferences; and

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.
Additional factors include:

•	costs related to the hiring, training and maintenance of our direct sales force;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	our ability to control costs, including our operating expenses; and

•	fluctuations in our effective tax rate;
Any one of these or other factors discussed elsewhere in this report may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.
We may not be able to accurately predict our future revenues or results of operations. For example, a large percentage of the revenues we recognize each quarter has been attributable to sales made in the last month of that same quarter. Our license revenues, which are primarily attributable to perpetual licenses, in particular can be impacted by short-term shifts in customer demand and spending on licenses for our products. As a result, our ability to forecast revenues on a quarterly or longer-term basis is limited. In addition, we base our current and future expense levels on our operating plans and sales forecasts, and our operating expenses are expected to be relatively fixed in the short term. Accordingly, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter. The variability and unpredictability of these and other factors could result in our failing to meet or exceed financial expectations for a given period.
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
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. During 2015, we closed 1,192 sales transactions greater than $100,000 compared to 781 sales transactions greater than $100,000 in 2014, representing a 53% increase in the number of transactions. These larger transactions may involve significant customer negotiation and are typically completed near the end of the quarter. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
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
In order to increase our revenues and profitability, we must increase the size of our direct sales force, both in the United States and internationally, to generate additional revenues from new and existing customers. We intend to further increase our number of direct sales professionals.
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
We also rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services from NetSuite Inc. and customer relationship management services from Salesforce. If these services become unavailable due to extended outages or interruptions, security vulnerabilities or cyber-attacks, or because they are no longer available on commercially reasonably terms or prices, our expenses could increase, our ability to manage these critical functions could be interrupted and our processes for managing sales of our software and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
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
We believe that companies have begun to expect that key software be provided through a SaaS model. We anticipate using our current cash or future cash flows to fund further development of our Tableau Online product, and we may encounter difficulties that cause our costs to exceed our current expectations. Moreover, as demand increases, we will need to make additional investments in related infrastructure such as server farms, data centers, network bandwidth and technical operations personnel. All of these investments could negatively affect our operating results. Even if we make these investments, we may be unsuccessful in achieving significant market acceptance of this product. Moreover, sales of a potential future SaaS offering by our competitors could adversely affect sales of all of our existing products. In addition, increasing sales of our SaaS offering could cannibalize license sales of our on-premise desktop and server products to our existing and prospective customers, which could negatively impact our overall sales growth. The migration of our customers to a SaaS model would also change the manner in which we recognize revenue, which could adversely affect our operating results and business operations.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 75% of our total revenues in the year ended December 31, 2015 was derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, the majority of our sales contracts have historically been denominated in U.S. dollars, and therefore most of our revenues have not been subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our software to our customers outside of the United States, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
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

As of December 31, 2015, we had 16 issued U.S. patents covering our technology and 35 patent applications pending for examination in the United States. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
In addition to intellectual property litigation, we may be subject to other claims arising from our normal business activities. These may include claims, suits, and proceedings involving labor and employment, wage and hour, commercial, alleged securities laws violations or other investor claims and other matters. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or enter into royalty or licensing arrangements, which could adversely affect our results of operations and cash flows, harm our reputation or otherwise negatively impact our business.
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

•	we may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•	challenges inherent in effectively managing an increased number of employees in diverse locations;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	potential known and unknown liabilities or deficiencies associated with an acquired company that were not identified in advance;

•	our use of cash to pay for acquisitions would limit other potential uses for our cash and affect our liquidity;

•	if we incur debt to fund such acquisitions, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants;

•	the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions;

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
Any changes to or the reform of current U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. While the Company currently has no accumulated foreign earnings, due to the growth of our international operations this could change on a go forward basis. In addition, due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock's daily closing price on the New York Stock Exchange has ranged from $37.22 to $128.74 through February 23, 2016. On February 23, 2016, the closing price of our Class A common stock was $40.84.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this "Risk Factors" section:

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
In addition, as of December 31, 2015, we had options outstanding that, if fully exercised, would result in the issuance of approximately 6.0 million shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
As of December 31, 2015, holders of approximately 2.0 million shares of Class A and Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for Tableau or other stockholders.
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
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts or their expectations regarding our performance on a quarterly or annual basis. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
The dual class structure of our common stock and the existing ownership of capital stock by our executive officers, directors and their affiliates have the effect of concentrating voting control with our executive officers, directors and their affiliates for the foreseeable future, which will limit the ability of our other investors to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2015, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 78% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term, which may include our executive officers and directors and their affiliates.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

•	provide that directors may only be removed for cause;

•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•	authorize the issuance of "blank check" preferred stock that our board of directors could use to implement a stockholder rights plan;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
Our principal executive offices are located in Seattle, Washington. We also have offices located in Kirkland, Washington; Palo Alto, California; Austin, Texas; Washington, D.C.; New York City, New York; Vancouver, Canada; London, United Kingdom; Beijing, China; Shanghai, China; Singapore; Tokyo, Japan; Sydney, Australia; Dublin, Ireland; Paris, France; and Frankfurt, Germany. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
ITEM 3.     LEGAL PROCEEDINGS
In the ordinary course of business, we may be involved in various legal proceedings and claims related to intellectual property rights, commercial disputes, employment and wage and hour laws, alleged securities laws violations or other investor claims and other matters. For example, we have been, and may in the future be, put on notice and sued by third parties for alleged infringement of their proprietary rights, including patent infringement. We evaluate these claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition or operating results.
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

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock is listed on the New York Stock Exchange under the symbol "DATA."
The following table sets forth for the indicated periods the high and low sales prices of our Class A common stock as reported by the New York Stock Exchange.

	Fiscal Year 2014
	High	Low
First Quarter	$102.37	$66.19
Second Quarter	82.10	52.02
Third Quarter	78.42	57.89
Fourth Quarter	89.95	62.15
	Fiscal Year 2015
	High	Low
First Quarter	$101.30	$76.01
Second Quarter	123.98	89.50
Third Quarter	131.34	76.01
Fourth Quarter	104.92	78.28
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
Stockholders
As of January 31, 2016, there were 8 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 16 stockholders of record of our Class B common stock.
Stock Performance Graph
The following shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing.
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
The closing price of our Class A common stock on December 31, 2015, the last day of our 2015 fiscal year, was $94.22 per share.

Company/Index	Base Period 5/17/13	8/31/13	12/31/13	4/30/14	8/31/14	12/31/14	4/30/15	8/31/15	12/31/15
Tableau Software, Inc.	100.00	142.48	135.82	108.91	129.04	167.01	192.79	185.56	185.66
NASDAQ Composite	100.00	108.47	127.40	125.78	140.03	144.72	151.06	145.91	153.28
NASDAQ Computer and Data Processing Services	100.00	109.23	132.34	130.42	147.35	151.97	157.16	154.26	179.11
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

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2015 and 2014 and the consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2013, 2012 and 2011 and the consolidated statement of operations for the years ended December 31, 2012 and 2011 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
License	$423,766	$279,944	$159,930	$89,883	$44,414
Maintenance and services	229,821	132,672	72,510	37,850	17,946
Total revenues	653,587	412,616	232,440	127,733	62,360
Cost of revenues
License	3,852	1,211	740	305	213
Maintenance and services	69,833	35,774	17,784	10,057	2,800
Total cost of revenues (1)	73,685	36,985	18,524	10,362	3,013
Gross profit	579,902	375,631	213,916	117,371	59,347
Operating expenses
Sales and marketing (1)	356,723	216,672	123,573	62,333	30,363
Research and development (1)	204,131	110,923	60,769	33,065	18,387
General and administrative (1)	71,078	41,712	25,905	17,715	6,679
Total operating expenses	631,932	369,307	210,247	113,113	55,429
Operating income (loss)	(52,030)	6,324	3,669	4,258	3,918
Other income (expense), net	1,223	858	(804)	(54)	(16)
Income (loss) before income tax expense (benefit)	(50,807)	7,182	2,865	4,204	3,902
Income tax expense (benefit)	32,893	1,309	(4,211)	2,777	523
Net income (loss)	$(83,700)	$5,873	$7,076	$1,427	$3,379

Net income (loss) per share:
Basic	$(1.17)	$0.09	$0.14	$0.00	$0.04
Diluted	$(1.17)	$0.08	$0.12	$0.00	$0.04
Weighted average shares used to compute net income (loss) per share:
Basic	71,701	67,591	50,564	33,744	33,008
Diluted	71,701	74,319	59,092	39,652	39,431
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenues	$7,031	$2,227	$473	$107	$22
Sales and marketing	45,205	18,203	5,429	1,394	565
Research and development	55,269	20,794	5,832	2,115	628
General and administrative	11,963	5,794	2,723	1,180	233

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$795,900	$680,613	$252,674	$39,302	$30,223
Property and equipment, net	72,350	45,627	21,338	10,346	5,564
Working capital	672,138	629,987	227,892	24,231	17,181
Total assets	1,030,711	865,662	354,927	86,992	51,277
Deferred revenue, including long-term portion	198,511	129,810	69,554	34,407	18,985
Total liabilities	296,766	193,656	110,267	57,018	31,523
Total stockholders' equity (deficit)	733,945	672,006	244,660	9,943	(277)

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled "Risk Factors" included under Part I, Item 1A and elsewhere in this Annual Report. See "Special Note Regarding Forward-Looking Statements" in this Annual Report.
Overview
Our mission is to help people see and understand data. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently offer five key products: Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a hosted SaaS version of Tableau Server; Tableau Public, a free cloud-based platform for analyzing and sharing public data; and Vizable, a free iOS application used to easily analyze data on a tablet.
We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. We were founded in January 2003 and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010, our first version of Tableau Online in July 2013 and our first version of Vizable in October 2015. Building on our foundational technology innovations, we have released nine major versions of our software, each expanding and improving our products' capabilities. Our most recent major release, Tableau 9.0, offers advances in the areas of visual analytics, performance, scalability, data preparation and enterprise capabilities. Features include Automatic Data Preparation, Advanced Analytics, such as Level of Detail Expressions, and Smart Maps that are faster, more responsive and allow for geographic search. In addition, Tableau Server and Tableau Online have been re-designed to deliver a faster, more scalable and extensible platform for customers.
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions, and non-profits. As of December 31, 2015, we had over 39,000 customer accounts located in over 150 different countries. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
Our distribution strategy is based on a land and expand business model and is designed to capitalize on the ease of use, low up-front cost and collaborative capabilities of our software. To facilitate rapid adoption of our products, we provide fully-functional free trial versions of our products on our website and have created a simple pricing model. After an initial trial or purchase, which is often made to target a specific business need at a grassroots level within an organization, the use of our products often spreads across departments, divisions, and geographies, via word-of-mouth, discovery of new use cases, and our sales efforts.
We generate revenues primarily in the form of license fees and related maintenance and services fees. License revenues reflect the revenues recognized from sales of licenses to new customer accounts and additional licenses to existing customer accounts. License fees include perpetual, term, and subscription license fees. Fees from perpetual licenses comprised more than 90% of our license revenues for the year ended December 31, 2015. Maintenance and services revenues reflect the revenues recognized from fees paid for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a license, a customer typically also purchases one year of maintenance service and has the opportunity to renew maintenance service annually thereafter. We expect maintenance and services revenues to become a larger percentage of our total revenues as our customer base grows.

Our direct sales approach includes inside sales teams and field sales teams. We also sell our products through indirect sales channels including technology vendors, resellers, OEMs and ISV partners. We view these partners as an extension of our team, playing an integral role in our growth. We plan to continue to invest in our partner programs to help us enter and grow in new markets while complementing our direct sales efforts.
With approximately 25% of our total revenues from customers located outside the United States and Canada in the year ended December 31, 2015, we believe there is significant opportunity to expand our international business. Our products currently support eight languages and we are aggressively expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We have been growing rapidly in recent periods. Our total revenues for the years ended December 31, 2015, 2014 and 2013 were $653.6 million, $412.6 million and $232.4 million, respectively. We increased the total number of customer accounts that purchased our products to over 39,000 as of December 31, 2015 compared to over 17,000 customer accounts as of December 31, 2013. During the years ended December 31, 2015, 2014 and 2013, there were 1,192, 781, and 455 sales transactions greater than $100,000, respectively. During this period, we significantly increased the size of our workforce, particularly in our sales and marketing and research and development ("R&D") organizations, expanded internationally, and invested in our operational infrastructure to support our growth. As a result of our significant investments in growth, our net income did not grow in a manner commensurate with our total revenues. Our net loss for the year ended December 31, 2015 was $83.7 million compared to our net income for the years ended December 31, 2014 and 2013 of $5.9 million and $7.1 million, respectively.
Factors Affecting Our Performance
We believe that our performance and future success are dependent upon a number of factors, including our ability to continue to expand and further penetrate our customer base, innovate and enhance our products, and invest in our infrastructure. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address. See the section of this report titled "1A. Risk Factors."
Investment in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase adoption of our products within our existing customer base, both domestically and internationally. Our ability to increase adoption among existing customers is particularly important to our land and expand business model. We believe that the existing market for analytics software is underserved and that we have an addressable market that is substantially larger than the market for traditional business analytics software. As a result, we believe we have the opportunity to substantially expand our customer base and to increase adoption of our products within and across our existing customers.
In order to expand and further penetrate our customer base, we have made and plan to continue to make investments in expanding our direct sales teams and indirect sales channels, and increasing our brand awareness. We plan to continue to increase the size of our sales and marketing team domestically and internationally, particularly in the near term. We also intend to continue to expand our online and offline marketing efforts to increase our brand awareness.
Investment in Innovation and Advancement of Our Products
Our performance is also dependent on the investments we make in our R&D efforts, and in our ability to continue to innovate, improve functionality, adapt to new technologies or changes to existing technologies, and allow our customers to analyze data from a large and expanding range of data stores. We intend to continue to invest in product innovation and leadership, including hiring top technical talent, focusing on core technology innovation, and maintaining an agile organization that supports rapid release cycles.
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
Mix and Timing of Sales
Our land and expand business model results in a wide variety of sales transaction sizes, ranging from a single Tableau Online order of $500 to a Tableau Desktop order of $1,000-$2,000 to Tableau Desktop and Tableau Server orders of over $1.0 million. The time it takes to close a transaction, defined as the time between when a sales opportunity is entered in our customer relationship management system until when a related license agreement is signed with the customer, generally varies with the size of the transaction.
Components of Operating Results
Revenues
License revenues. License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. More than 90% of our license revenues for the year ended December 31, 2015 resulted from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied and we have vendor specific objective evidence ("VSOE") of all undelivered elements. In addition, a small number of customers have purchased term or subscription licenses, under which we generally recognize the license fee ratably, on a straight-line basis, over the term of the license. To date, we have not derived a significant amount of revenues from term or subscription licenses.
Maintenance and services revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a perpetual license, a customer also purchases one year of maintenance, and has the opportunity to purchase maintenance annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended September 30, 2015 was over 90%.
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
Cost of Revenues
Cost of license revenues. Cost of license revenues primarily consists of referral fees paid to third parties and expenses related to hosting our SaaS-based Tableau Online service and providing support, as well as allocated overhead.
Cost of maintenance and services revenues. Cost of maintenance and services revenues includes salaries, benefits and stock-based compensation expense associated with our technical support and services organization, as well as allocated overhead. Allocated overhead includes overhead costs for depreciation of equipment, facilities (consisting of leasehold improvements amortization and rent) and technical operations (including costs for compensation of our personnel and costs associated with our infrastructure). We recognize expenses related to our technical support and services organization as they are incurred. We expect the cost of maintenance and services revenues to increase as a percentage of maintenance and services revenues due to increased investment in our technical support and services organization to support our expanding customer base.
We expect that the cost of revenues will increase as a percentage of total revenues as we expand our technical support capabilities worldwide, invest in our Tableau Online infrastructure and as maintenance and services revenues become a larger percentage of our total revenues as our customer base grows.
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
Sales and marketing. Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, marketing, travel and allocated overhead, which includes facilities related costs. We expect sales and marketing expenses to continue to increase, in absolute dollars, in 2016 compared to 2015 primarily due to our planned growth in our sales and marketing organization, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating expenses as we continue to expand our business.
Research and development. R&D expenses primarily consist of personnel-related costs attributable to our R&D personnel and contractors, as well as allocated overhead, which includes facilities related costs. We have devoted our product development efforts primarily to incorporate additional features, improve functionality, support additional languages, develop new products and adapt to new technologies or changes to existing technologies. We expect that our R&D expenses will continue to increase, in absolute dollars, in 2016 compared to 2015 as we increase our R&D headcount to further enhance and develop our products.
General and administrative. General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, legal, human resources and administrative personnel, as well as outsourced legal, accounting and other professional services fees and allocated overhead, which includes facilities related costs. We expect that general and administrative expenses will continue to increase, in absolute dollars, in 2016 compared to 2015 as we further expand our operations both domestically and internationally.
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
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows could be affected.
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
VSOE of the fair value is not available for software licenses as they are never sold without maintenance. VSOE of the fair value generally exists for all undelivered elements and any services that are not essential to the functionality of the delivered software. We account for delivered software licenses under the residual method.

Maintenance agreements consist of fees for providing software updates on a when and if available basis and technical support for software products ("post-contract support" or "PCS") for an initial term, generally one year. We have established VSOE of the fair value for maintenance on perpetual licenses based on stated substantive renewal rates or the price when sold on a standalone basis. Stated renewal rates are considered to be substantive if they are at least 15% of the actual price charged for the software license. VSOE of the fair value for standalone sales is considered to have been established when a substantial majority of individual sales transactions within the previous 12 month period falls within a reasonably narrow range, which we have defined to be plus or minus 15% of the median sales price of actual standalone sales transactions.
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
When software is licensed for a specified term or on a subscription basis, fees for support and maintenance are generally bundled with the license fee over the entire term of the contract. In these cases, we do not have VSOE of the fair value for support and maintenance. Revenues related to term license fees and subscription basis are recognized ratably over the contract term beginning on the date the customer has access to the software license key and continuing through the end of the contract term.
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
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with authoritative guidance for income taxes. Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. We have considered future taxable income, historical operating results, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In 2015, we recorded a valuation allowance to reduce our U.S. federal and state deferred income tax assets to the net amount that we believe is more likely than not to be realized. In the event we determine that we are able to realize our deferred income tax assets in excess of our net recorded amount, we would reduce the valuation allowance associated with the deferred income tax assets in the period the determination was made, which may result in a tax benefit in the statement of operations.
Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Our assumptions, judgments and estimates relative to the value of net deferred income taxes take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred income taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.
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
In April 2015, the FASB issued ASU 2015-05 related to a customer's accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. Early adoption is permitted. This standard will not have a significant impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17 requiring all deferred income tax assets and liabilities, and any related valuation allowances, to be classified as noncurrent on the balance sheet. The guidance is intended to reduce the complexity inherent in recording deferred income tax assets for financial reporting purposes, as it eliminates the need to separately identify the net current and net noncurrent deferred income tax asset or liability in each jurisdiction and allocate valuation allowances. We have elected to prospectively adopt the accounting standard for the current fiscal year. Prior periods were not retrospectively adjusted. This adoption did not have a significant impact on our consolidated financial statements.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenues
License	$423,766	$279,944	$159,930
Maintenance and services	229,821	132,672	72,510
Total revenues	653,587	412,616	232,440
Cost of revenues
License	3,852	1,211	740
Maintenance and services	69,833	35,774	17,784
Total cost of revenues (1)	73,685	36,985	18,524
Gross profit	579,902	375,631	213,916
Operating expenses
Sales and marketing (1)	356,723	216,672	123,573
Research and development (1)	204,131	110,923	60,769
General and administrative (1)	71,078	41,712	25,905
Total operating expenses	631,932	369,307	210,247
Operating income (loss)	(52,030)	6,324	3,669
Other income (expense), net	1,223	858	(804)
Income (loss) before income tax expense (benefit)	(50,807)	7,182	2,865
Income tax expense (benefit)	32,893	1,309	(4,211)
Net income (loss)	$(83,700)	$5,873	$7,076
(1) Stock-based compensation expense included above was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenues	$7,031	$2,227	$473
Sales and marketing	45,205	18,203	5,429
Research and development	55,269	20,794	5,832
General and administrative	11,963	5,794	2,723

	Year Ended December 31,
	2015	2014	2013
	(as a percentage of total revenues)
Consolidated Statements of Operations Data:
Revenues
License	64.8%	67.8%	68.8%
Maintenance and services	35.2%	32.2%	31.2%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues
License	0.6%	0.3%	0.3%
Maintenance and services	10.7%	8.7%	7.7%
Total cost of revenues	11.3%	9.0%	8.0%
Gross profit	88.7%	91.0%	92.0%
Operating expenses
Sales and marketing	54.6%	52.5%	53.2%
Research and development	31.2%	26.9%	26.1%
General and administrative	10.9%	10.1%	11.1%
Total operating expenses	96.7%	89.5%	90.5%
Operating income (loss)	(8.0)%	1.5%	1.6%
Other income (expense), net	0.2%	0.2%	(0.3)%
Income (loss) before income tax expense (benefit)	(7.8)%	1.7%	1.2%
Income tax expense (benefit)	5.0%	0.3%	(1.8)%
Net income (loss)	(12.8)%	1.4%	3.0%
Comparison of Years Ended December 31, 2015, 2014 and 2013
Revenues

	Year Ended December 31,			2014 to 2015 % Change	2013 to 2014 % Change
	2015	2014	2013
	(dollars in thousands)
Revenues
License	$423,766	$279,944	$159,930	51.4%	75.0%
Maintenance and services	229,821	132,672	72,510	73.2%	83.0%
Total revenues	$653,587	$412,616	$232,440	58.4%	77.5%
Year ended December 31, 2015 compared to December 31, 2014. Total revenues were $653.6 million for the year ended December 31, 2015 compared to $412.6 million for the year ended December 31, 2014, an increase of $241.0 million, with 51% and 73% year-over-year growth in license and maintenance and services revenues, respectively. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers both domestically and internationally. For example, we added over 12,500 customer accounts in the year ended December 31, 2015. License revenues increased $143.8 million from the year ended December 31, 2014 to the year ended December 31, 2015 as a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. Of the revenues from perpetual license sales recognized in 2015, 25% was attributable to perpetual license sales to new customer accounts gained in 2015 and 75% was attributable to perpetual license sales to customer accounts existing on or before December 31, 2014. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 25% for the year ended December 31, 2015 from 23% for the year ended December 31, 2014.

Year ended December 31, 2014 compared to December 31, 2013. Total revenues were $412.6 million for the year ended December 31, 2014 compared to $232.4 million for the year ended December 31, 2013, an increase of $180.2 million, with 75% and 83% year-over-year growth in license and maintenance and services revenues, respectively. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers. For example, we added over 9,100 customer accounts in the year ended December 31, 2014. License revenues increased $120.0 million from the year ended December 31, 2013 to the year ended December 31, 2014 as a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. Of the revenues from perpetual license sales recognized in 2014, 29% was attributable to perpetual license sales to new customer accounts gained in 2013 and 71% was attributable to perpetual license sales to customer accounts existing on or before December 31, 2013. The increase in maintenance and service revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 23% for the year ended December 31, 2013 from 20% for the year ended December 31, 2013.
Cost of Revenues and Gross Margin

	Year Ended December 31,			2014 to 2015 % Change	2013 to 2014 % Change
	2015	2014	2013
	(dollars in thousands)
Cost of revenues
License	$3,852	$1,211	$740	218.1%	63.6%
Maintenance and services	69,833	35,774	17,784	95.2%	101.2%
Total cost of revenues	$73,685	$36,985	$18,524	99.2%	99.7%

	Year Ended December 31,
	2015	2014	2013
Gross Margin
License	99.1%	99.6%	99.5%
Maintenance and services	69.6%	73.0%	75.5%
Total gross margin	88.7%	91.0%	92.0%
Year ended December 31, 2015 compared to December 31, 2014. Total cost of revenues was $73.7 million for the year ended December 31, 2015 compared to $37.0 million for the year ended December 31, 2014. The increase of $36.7 million was largely related to an increase in compensation expense of $20.8 million, which includes a $4.8 million increase in stock-based compensation, resulting from headcount growth to support maintenance and services provided to our expanding customer base. The remainder of the increase was primarily attributable to a $7.6 million increase in allocated overhead, which includes facilities related costs, and a $5.3 million increase in professional services fees and travel related costs to support our training and consulting services. Our total number of technical support and services headcount increased to 391 employees as of December 31, 2015 from 249 employees as of December 31, 2014. The decrease in total gross margin for the year ended December 31, 2015 as compared to the total gross margin for the year ended December 31, 2014 was primarily due to additional investment in our technical support and services organization including higher personnel costs to support our expanding customer base and continued investment in hosting Tableau Online.
Year ended December 31, 2014 compared to December 31, 2013. Total cost of revenues was $37.0 million for the year ended December 31, 2014 compared to $18.5 million for the year ended December 31, 2013. The increase of $18.5 million was largely related to an increase in compensation expense of $10.7 million, which includes a $1.8 million increase in stock-based compensation, resulting from headcount growth to support maintenance and services provided to our expanding customer base. The remainder of the increase was primarily attributable to a $4.3 million increase in allocated overhead, which includes facilities related costs, and a $1.5 million increase in professional services fees. Our total number of technical support and services headcount increased to 249 employees as of December 31, 2014 from 138 employees as of December 31, 2013. The decrease in total gross margin for the year ended December 31, 2014 as compared to the total gross margin for the year ended December 31, 2013 was primarily due to additional investment in our technical support and services organization including higher personnel costs to support our expanding customer base and continued investment in hosting Tableau Online.
Operating Expenses

	Year Ended December 31,			2014 to 2015 % Change	2013 to 2014 % Change
	2015	2014	2013
	(dollars in thousands)
Operating expenses
Sales and marketing	$356,723	$216,672	$123,573	64.6%	75.3%
Research and development	204,131	110,923	60,769	84.0%	82.5%
General and administrative	71,078	41,712	25,905	70.4%	61.0%
Total operating expenses	$631,932	$369,307	$210,247	71.1%	75.7%
Sales and Marketing
Year ended December 31, 2015 compared to December 31, 2014. Sales and marketing expenses were $356.7 million for the year ended December 31, 2015 compared to $216.7 million for the year ended December 31, 2014. The increase of $140.1 million was largely related to an increase in compensation expense of $93.2 million, which includes a $27.0 million increase in stock-based compensation, resulting from headcount growth as we expanded our sales organization both domestically and internationally. Our sales and marketing headcount increased to 1,307 employees as of December 31, 2015 compared to 826 employees as of December 31, 2014. The remainder of the increase was primarily attributable to a $23.1 million increase in additional marketing and travel costs for marketing promotions, customer events and advertising that promoted our brand and created market awareness of our technology offerings both domestically and internationally. Allocated overhead, which includes facilities related costs, increased by $20.4 million.
Year ended December 31, 2014 compared to December 31, 2013. Sales and marketing expenses were $216.7 million for the year ended December 31, 2014 compared to $123.6 million for the year ended December 31, 2013. The increase of $93.1 million was largely related to an increase in compensation expense of $63.4 million, which includes a $12.8 million increase in stock-based compensation, resulting from headcount growth as we expanded our sales organization both domestically and internationally. Our sales and marketing headcount increased to 826 employees as of December 31, 2014 compared to 534 employees as of December 31, 2013. The remainder of the increase was primarily attributable to a $12.1 million increase in additional marketing costs, a $9.7 million increase in allocated overhead, which includes facilities related costs, and a $6.6 million increase in additional travel expenses.
Research and Development
Year ended December 31, 2015 compared to December 31, 2014. R&D expenses were $204.1 million for the year ended December 31, 2015 compared to $110.9 million for the year ended December 31, 2014. The increase of $93.2 million was largely related to an increase in compensation expense of $79.9 million, which includes a $34.5 million increase in stock-based compensation, resulting from headcount growth as part of our focus on further developing and enhancing our products. Our R&D headcount increased to 772 employees as of December 31, 2015 compared to 508 employees as of December 31, 2014. The remainder of the increase was primarily attributable to a $9.4 million increase in allocated overhead, which includes facilities related costs, and a $2.4 million increase in professional services fees.
Year ended December 31, 2014 compared to December 31, 2013. R&D expenses were $110.9 million for the year ended December 31, 2014 compared to $60.8 million for the year ended December 31, 2013. The increase of $50.1 million was largely related to an increase in compensation expense of $42.3 million, which includes a $15.0 million increase in stock-based compensation, resulting from headcount growth as part of our focus on further developing and enhancing our products. Our R&D headcount increased to 508 employees as of December 31, 2014 compared to 329 employees as of December 31, 2013. The remainder of the increase was primarily attributable to a $5.8 million increase in allocated overhead, which includes facilities related costs, and a $1.3 million increase in professional services fees.

General and Administrative
Year ended December 31, 2015 compared to December 31, 2014. General and administrative expenses were $71.1 million for the year ended December 31, 2015 compared to $41.7 million for the year ended December 31, 2014. The increase of $29.4 million was largely related to an increase in compensation expense of $16.5 million, which includes a $6.2 million increase in stock-based compensation, resulting from headcount growth to support our expansion both domestically and internationally. Our general and administrative headcount increased to 213 employees as of December 31, 2015 compared to 145 employees as of December 31, 2014. The remainder of the increase was primarily attributable to a $3.0 million increase in allocated overhead, which includes facilities related costs, a $4.0 million increase in professional services fees for compliance related costs and a $2.4 million increase in travel costs as we continue to expand our business.
Year ended December 31, 2014 compared to December 31, 2013. General and administrative expenses were $41.7 million for the year ended December 31, 2014 compared to $25.9 million for the year ended December 31, 2013. The increase of $15.8 million was largely related to an increase in compensation expense of $9.8 million, which includes a $3.1 million increase in stock-based compensation, resulting from headcount growth to support our expansion both domestically and internationally. Our general and administrative headcount increased to 145 employees as of December 31, 2014 compared to 78 employees as of December 31, 2013. The remainder of the increase was primarily attributable to a $2.3 million increase in professional services fees to support growth in our business as well as costs associated with being a public company and a $1.8 million increase in allocated overhead, which includes facilities related costs.
Other Expense, Net

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Other income (expense), net	$1,223	$858	$(804)
Year ended December 31, 2015 compared to December 31, 2014. Other income, net increased primarily due to gains associated with foreign currency transactions and an increase in interest income.
Year ended December 31, 2014 compared to December 31, 2013. Other income (expense), net increased primarily due to gains associated with foreign currency transactions and an increase in interest income.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Income tax expense (benefit)	$32,893	$1,309	$(4,211)
Effective tax rate	(64.7)%	18.2%	(147.0)%
Year ended December 31, 2015 compared to December 31, 2014. For the years ended December 31, 2015 and 2014, our effective tax rates were (64.7)% and 18.2%, respectively. The year-over-year change in the effective tax rate is primarily due to the $46.7 million valuation allowance recorded in 2015 which reduced our U.S. federal and state deferred income tax assets to the net amount we believe is more likely than not to be realized.
Year ended December 31, 2014 compared to December 31, 2013. For the years ended December 31, 2014 and 2013, our effective tax rates were 18.2% and (147.0)%, respectively. The increase in the effective tax rate during 2014 was due in part to the 2013 results including a retroactive enactment of the federal R&D tax credit for 2012 of $1.0 million, as well as changes in income before income taxes in relation to our permanent income tax differences such as our non-deductible stock-based compensation which increased by $1.1 million and an unfavorable impact of foreign income taxes of $1.1 million.
Non-GAAP Financial Measures
We believe that the use of non-GAAP gross profit and gross margin, non-GAAP operating income (loss) and operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per basic and diluted common share and free cash flow is helpful to our investors. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with GAAP. Non-GAAP gross profit is calculated by excluding stock-

based compensation expense attributable to cost of revenues from gross profit. Non-GAAP gross margin is the ratio calculated by dividing non-GAAP gross profit by revenues. Non-GAAP operating income (loss) is calculated by excluding stock-based compensation expense from operating income (loss). Non-GAAP operating margin is the ratio calculated by dividing non-GAAP operating income (loss) by revenues. Non-GAAP net income (loss) is calculated by excluding stock-based compensation expense and related direct income tax adjustments from net income (loss). Non-GAAP net income (loss) per basic and diluted common share is calculated by dividing non-GAAP net income (loss) by the basic and diluted weighted average shares outstanding. Non-GAAP diluted weighted average shares outstanding includes the effect of dilutive shares in periods of non-GAAP net income. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company's non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period. We calculate free cash flow as net cash provided by operating activities less net cash used in investing activities for purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening our balance sheet. All of our non-GAAP financial measures are important tools for financial and operational decision making and for evaluating our own operating results over different periods of time.
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
The following table summarizes our non-GAAP financial measures:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Non-GAAP gross profit	$586,933	$377,858	$214,389
Non-GAAP gross margin	89.8%	91.6%	92.2%
Non-GAAP operating income	$67,438	$53,342	$18,126
Non-GAAP operating margin	10.3%	12.9%	7.8%
Non-GAAP net income	$48,063	$38,504	$18,043
Free cash flow	$91,644	$52,703	$20,118
The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Gross profit	$579,902	$375,631	$213,916
Excluding: Stock-based compensation expense attributable to cost of revenues	7,031	2,227	473
Non-GAAP gross profit	$586,933	$377,858	$214,389

The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Year Ended December 31,
	2015	2014	2013

Gross margin	88.7%	91.0%	92.0%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.1%	0.5%	0.2%
Non-GAAP gross margin	89.8%	91.6%	92.2%
The following table presents the reconciliation of operating income (loss) to non-GAAP operating income:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating income (loss)	$(52,030)	$6,324	$3,669
Excluding: Stock-based compensation expense	119,468	47,018	14,457
Non-GAAP operating income	$67,438	$53,342	$18,126
The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Year Ended December 31,
	2015	2014	2013

Operating margin	(8.0)%	1.5%	1.6%
Excluding: Stock-based compensation expense	18.3%	11.4%	6.2%
Non-GAAP operating margin	10.3%	12.9%	7.8%
The following table presents the reconciliation of net income (loss) to non-GAAP net income and non-GAAP net income per basic and diluted common share:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss)	$(83,700)	$5,873	$7,076
Excluding: Stock-based compensation expense	119,468	47,018	14,457
Income tax adjustment (1)	12,295	(14,387)	(3,490)
Non-GAAP net income	$48,063	$38,504	$18,043

Weighted average shares used to compute non-GAAP basic net income per share	71,701	67,591	50,564
Effect of potentially dilutive shares: stock awards	5,970	6,728	8,528
Weighted average shares used to compute non-GAAP diluted net income per share	77,671	74,319	59,092

Non-GAAP net income per share
Basic	$0.67	$0.57	$0.36
Diluted	$0.62	$0.52	$0.31
(1) During fiscal 2015, we began to utilize a fixed projected non-GAAP tax rate for each quarter in a fiscal year in our computation of non-GAAP net income (loss) in order to provide better consistency across interim reporting periods by eliminating the effects of non-recurring and period-specific items, because each of these items can vary in size and frequency. To determine this long-term rate, we evaluated a three-year financial projection that excludes the impact of non-cash stock-based compensation expense and related direct income tax benefit. The projected rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The non-GAAP tax rate applied to the first three quarters of 2015 was 43% and did not assume the federal R&D tax credit would be extended. In December 2015, the federal R&D tax credit was permanently extended. Accordingly, we revised our long-term non-GAAP tax rate to 30% and applied this rate to the full year ended December 31, 2015. The long-term non-GAAP tax rate assumes our deferred income tax assets will be realized based upon projected future taxable income excluding stock-based compensation expense. We anticipate using this non-GAAP tax rate in future periods. We may provide updates to this rate on an annual basis upon the completion of each fiscal year, or if material changes occur.
The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$136,774	$89,451	$37,725
Less: Purchases of property and equipment	45,130	36,748	17,607
Free cash flow	$91,644	$52,703	$20,118
Net cash used in investing activities	$(46,130)	$(35,054)	$(17,607)
Net cash provided by financing activities	$25,746	$374,289	$193,221
Non-GAAP Operating Income
Non-GAAP operating income increased from 2014 to 2015 and from 2013 to 2014 as a result of increased domestic and international demand for our products and services from new and existing customers, offset in part by increased operating expenses attributable to additional headcount.
Non-GAAP Net Income
Non-GAAP net income increased from 2014 to 2015 and from 2013 to 2014 as a result of increases in non-GAAP operating income.
Free Cash Flow
Free cash flow increased from 2014 to 2015 and from 2013 to 2014 due to the increase in net cash provided by operating activities, offset by increases in purchases of property and equipment due to our headcount growth and build-out of our operational infrastructure.
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
As of December 31, 2015, we had cash and cash equivalents totaling $795.9 million, accounts receivable, net of $131.8 million and $672.1 million of working capital.
The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$795,900	$680,613

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$136,774	$89,451	$37,725
Net cash used in investing activities	(46,130)	(35,054)	(17,607)
Net cash provided by financing activities	25,746	374,289	193,221
Effect of exchange rate changes	(1,103)	(747)	33
Net increase in cash and cash equivalents	$115,287	$427,939	$213,372
Cash and Cash Equivalents
As of December 31, 2015, our cash and cash equivalents were held for working capital purposes, a majority of which was held in cash deposits and money market funds. We intend to increase our capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings, and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $136.8 million for the year ended December 31, 2015, as a result of a net loss of $83.7 million, adjusted for stock-based compensation expense of $119.5 million, non-cash depreciation and amortization expense of $23.7 million related to capital expenditures and a $28.6 million provision for deferred income taxes which was primarily related to the valuation allowance recorded in 2015. Net cash provided by operating activities was also impacted by a $34.2 million increase in accounts receivable, net, a $13.8 million increase in prepaid expenses, deposits and other assets, a $71.4 million increase in deferred revenue and a $30.2 million increase in accounts payable and accrued liabilities. The increase in accounts receivable, net and deferred revenue was primarily due to increased license and maintenance agreement sales. The increase in prepaid expenses, deposits and other assets and accounts payable and accrued liabilities was primarily due to additional costs attributable to our expansion, both domestically and internationally. The increase in stock-based compensation expense was primarily related to headcount growth.
Net cash provided by operating activities was $89.5 million for the year ended December 31, 2014, as a result of net income of $5.9 million, adjusted for stock-based compensation expense of $47.0 million, non-cash depreciation and amortization expense of $13.5 million related to capital expenditures, a $41.0 million increase in accounts receivable, net, a $7.0 million increase in prepaid expenses, deposits and other assets, a $62.8 million increase in deferred revenue and a $21.2 million increase in accounts payable and accrued liabilities. The increase in accounts receivable, net and deferred revenue was primarily due to increased license and maintenance agreement sales. The increase in prepaid expenses, deposits and other assets and accounts payable and accrued liabilities was primarily due to additional costs attributable to our expansion, both domestically and internationally. The increase in stock-based compensation expense was primarily related to headcount growth and the issuance of RSUs at a higher fair-market value on grant date.
Net cash provided by operating activities was $37.7 million for the year ended December 31, 2013, as a result of net income of $7.1 million, adjusted for stock-based compensation expense of $14.5 million, non-cash depreciation and amortization expense of $6.9 million related to capital expenditures, a $30.0 million increase in accounts receivable, net and a $34.7 million increase in deferred revenue. The increase in accounts receivable, net and deferred revenue was primarily due to increased license and maintenance agreement sales.
Investing Activities
Cash outflows for investing activities for the years ended December 31, 2015, 2014 and 2013 were $46.1 million, $35.1 million and $17.6 million, respectively. The cash used for these periods was primarily attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.

Financing Activities
Cash inflows from our financing activities for the years ended December 31, 2015, 2014 and 2013 were $25.7 million, $374.3 million and $193.2 million, respectively. For the years ended December 31, 2015, 2014 and 2013, cash provided by financing activities was primarily attributable to proceeds from the issuance of common stock of $20.1 million, $16.2 million and $10.5 million respectively, and excess tax benefits from stock-based compensation of $5.6 million, $14.1 million and $5.7 million, respectively. Additionally, for the years ended December 31, 2014, and 2013, cash provided by financing activities included $344.1 million and $177.0 million in net proceeds from our public offerings in March 2014 and May 2013, respectively.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Obligations and Commitments
The following table represents our contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Lease Obligations	$443,503	$22,957	$74,366	$87,005	$259,175
Contractual Commitments	11,648	5,771	5,877	—	—
As of December 31, 2015, our principal obligations consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2029.
Purchase orders are not included in the table above. Our open purchase orders represent authorizations to purchase rather than binding agreements. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
As of December 31, 2015, we had approximately $0.7 million of recorded liabilities pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. As we are unable to make reasonably reliable estimates of the timing of any cash payments to the tax authorities as a result of future settlements, these obligations are not included in the table. See Note 4 to the Consolidated Financial Statements for additional information on our uncertain tax positions.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.
Interest Rate Risk
We had cash and cash equivalents of $795.9 million as of December 31, 2015. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.
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
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of convertible preferred stock and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Tableau Software, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 25, 2016

TABLEAU SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$795,900	$680,613
Accounts receivable, net	131,784	99,910
Prepaid expenses and other current assets	16,977	10,777
Income taxes receivable	78	229
Deferred income taxes	—	18,732
Total current assets	944,739	810,261
Property and equipment, net	72,350	45,627
Deferred income taxes	1,544	5,879
Deposits and other assets	12,078	3,895
Total assets	$1,030,711	$865,662
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,152	$1,978
Accrued compensation and employee related benefits	53,003	40,164
Other accrued liabilities	31,838	15,769
Income taxes payable	1,000	378
Deferred revenue	185,608	121,985
Total current liabilities	272,601	180,274
Deferred revenue	12,903	7,825
Other long-term liabilities	11,262	5,557
Total liabilities	296,766	193,656
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 19,331,666 and 22,620,509 shares issued and outstanding as of December 31, 2015 and 2014, respectively	2	2
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 53,872,798 and 47,247,710 shares issued and outstanding as of December 31, 2015 and 2014, respectively	5	5
Additional paid-in capital	805,804	660,668
Accumulated other comprehensive income	643	140
Retained earnings (accumulated deficit)	(72,509)	11,191
Total stockholders' equity	733,945	672,006
Total liabilities and stockholders' equity	$1,030,711	$865,662

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Revenues
License	$423,766	$279,944	$159,930
Maintenance and services	229,821	132,672	72,510
Total revenues	653,587	412,616	232,440
Cost of revenues
License	3,852	1,211	740
Maintenance and services	69,833	35,774	17,784
Total cost of revenues (1)	73,685	36,985	18,524
Gross profit	579,902	375,631	213,916
Operating expenses
Sales and marketing (1)	356,723	216,672	123,573
Research and development (1)	204,131	110,923	60,769
General and administrative (1)	71,078	41,712	25,905
Total operating expenses	631,932	369,307	210,247
Operating income (loss)	(52,030)	6,324	3,669
Other income (expense), net	1,223	858	(804)
Income (loss) before income tax expense (benefit)	(50,807)	7,182	2,865
Income tax expense (benefit)	32,893	1,309	(4,211)
Net income (loss)	$(83,700)	$5,873	$7,076

Net income (loss) per share:
Basic	$(1.17)	$0.09	$0.14
Diluted	$(1.17)	$0.08	$0.12

Weighted average shares used to compute net income (loss) per share:
Basic	71,701	67,591	50,564
Diluted	71,701	74,319	59,092
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenues	$7,031	$2,227	$473
Sales and marketing	45,205	18,203	5,429
Research and development	55,269	20,794	5,832
General and administrative	11,963	5,794	2,723

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss)	$(83,700)	$5,873	$7,076
Other comprehensive income (loss):
Foreign currency translation, net	503	211	(70)
Comprehensive income (loss)	$(83,197)	$6,084	$7,006

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(in thousands, except share information)
Balances as of December 31, 2012	17,416,317	$20,031	34,317,137	$4	$11,698	$(1)	$(1,758)	$9,943
Proceeds from public offering, net of underwriters' discount	—	—	6,230,000	1	176,974	—	—	176,975
Conversion of preferred stock to common stock	(17,416,317)	(20,031)	17,416,317	1	20,030	—	—	20,031
Issuance of common stock	—	—	4,235,232	1	10,522	—	—	10,523
Stock-based compensation expense	—	—	—	—	14,457	—	—	14,457
Excess tax benefit from stock-based compensation	—	—	—	—	5,725	—	—	5,725
Other comprehensive loss, net	—	—	—	—	—	(70)	—	(70)
Net income	—	—	—	—	—	—	7,076	7,076
Balances as of December 31, 2013	—	—	62,198,686	7	239,406	(71)	5,318	244,660
Proceeds from public offering, net of underwriters' discount	—	—	4,000,000	—	344,077	—	—	344,077
Issuance of common stock	—	—	3,669,533	—	16,151	—	—	16,151
Stock-based compensation expense	—	—	—	—	47,018	—	—	47,018
Excess tax benefit from stock-based compensation	—	—	—	—	14,016	—	—	14,016
Other comprehensive income, net	—	—	—	—	—	211	—	211
Net income	—	—	—	—	—	—	5,873	5,873
Balances as of December 31, 2014	—	—	69,868,219	7	660,668	140	11,191	672,006
Issuance of common stock	—	—	3,336,245	—	20,117	—	—	20,117
Stock-based compensation expense	—	—	—	—	119,468	—	—	119,468
Excess tax benefit from stock-based compensation	—	—	—	—	5,551	—	—	5,551
Other comprehensive income, net	—	—	—	—	—	503	—	503
Net loss	—	—	—	—	—	—	(83,700)	(83,700)
Balances as of December 31, 2015	—	$—	73,204,464	$7	$805,804	$643	$(72,509)	$733,945

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities
Net income (loss)	$(83,700)	$5,873	$7,076
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	23,667	13,512	6,850
Stock-based compensation expense	119,468	47,018	14,457
Excess tax benefit from stock-based compensation	(5,629)	(14,061)	(5,725)
Deferred income taxes	28,558	(899)	(3,052)
Changes in operating assets and liabilities
Accounts receivable, net	(34,225)	(41,015)	(30,001)
Prepaid expenses, deposits and other assets	(13,783)	(6,950)	(4,758)
Income taxes receivable	147	1,816	(961)
Deferred revenue	71,383	62,752	34,740
Accounts payable and accrued liabilities	30,224	21,181	19,037
Income taxes payable	664	224	62
Net cash provided by operating activities	136,774	89,451	37,725
Investing activities
Purchases of property and equipment	(45,130)	(36,748)	(17,607)
Sales of property and equipment	—	1,694	—
Other investing activities	(1,000)	—	—
Net cash used in investing activities	(46,130)	(35,054)	(17,607)
Financing activities
Proceeds from public offering, net of underwriters' discount and offering costs	—	344,077	176,974
Proceeds from issuance of common stock	20,117	16,151	10,522
Excess tax benefit from stock-based compensation	5,629	14,061	5,725
Net cash provided by financing activities	25,746	374,289	193,221
Effect of exchange rate changes on cash and cash equivalents	(1,103)	(747)	33
Net increase in cash and cash equivalents	115,287	427,939	213,372
Cash and cash equivalents
Beginning of year	680,613	252,674	39,302
End of year	$795,900	$680,613	$252,674

Supplemental disclosures
Cash paid for income taxes	$959	$569	$367
Cash paid for interest	8	19	1
Non-cash activities
Conversion of preferred stock to common stock	—	—	20,031
Accrued purchases of property and equipment	10,012	4,776	2,469
Asset retirement obligations recognized, net	271	667	—
Property and equipment acquired under build-to-suit lease	—	11,600	—
Property and equipment sold in sale-leaseback transaction	—	11,600	—

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business
Tableau Software, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the "Company", "we", "us" or "our") are headquartered in Seattle, Washington. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently offer five key products; Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a hosted software-as-a-service ("SaaS") version of Tableau Server; Tableau Public, a free cloud-based platform for analyzing and sharing public data; and Vizable, a free iOS application used to easily analyze data on a tablet.
Note 2. Summary of Significant Accounting Policies
Accounting Principles
The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States ("GAAP").
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
In the consolidated statements of convertible preferred stock and stockholders' equity, certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the line items for issuance of common stock upon exercise of stock options and issuance of restricted stock units have been combined to one line item, issuance of common stock. There was no change to total stockholders' equity as a result of the reclassification.
In the consolidated statements of cash flows, certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the line items for provision for doubtful accounts and accounts receivable has been combined to one line item, accounts receivable, net. There was no change to the net cash flows from operating, investing, or financing activities as a result of the reclassification.
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
Gains and losses on foreign currency transactions are included in income. Foreign currency transaction gain (loss) was $0.6 million, $0.6 million and $(0.9) million for the years ended December 31, 2015, 2014 and 2013, respectively.
Risks and Uncertainties
Inherent in our business are various risks and uncertainties, including our limited history of operating our business at its current scale and development of advanced technologies in a rapidly changing industry. These risks include our ability to manage our rapid growth and our ability to attract new customers and expand sales to existing customers, as well as other risks and uncertainties. In the event that we do not successfully implement our business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in our capital stock may not be recoverable. Our success depends upon the acceptance of our technology, development of sales and distribution channels, and our ability to generate significant revenues from the sale of our technology.
Segments
We follow the authoritative literature that established annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products and services, geographic regions and major customers.
We operate our business as one operating segment. Our chief operating decision makers ("CODM") are our Chief Executive Officer and Chief Financial Officer, who review financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
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
Vendor specific objective evidence ("VSOE") of the fair value is not available for software licenses as they are never sold without maintenance. VSOE of the fair value generally exists for all undelivered elements and any services that are not essential to the functionality of the delivered software. We account for delivered software licenses under the residual method.
Maintenance agreements consist of fees for providing software updates on a when and if available basis and technical support for software products ("post-contract support" or "PCS") for an initial term, generally one year. We have established VSOE of the fair value for maintenance on perpetual licenses based on stated substantive renewal rates or the price when sold on a standalone basis. Stated renewal rates are considered to be substantive if they are at least 15% of the actual price charged for the software license. VSOE of the fair value for standalone sales is considered to have been established when a substantial majority of individual sales transactions within the previous 12 months falls within a reasonably narrow range, which we have defined to be plus or minus 15% of the median sales price of actual standalone sales transactions.

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
Activity related to our provision for doubtful accounts was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance at the beginning of the period	$1,111	$805	$307
Bad debt expense	250	747	789
Accounts written off	(473)	(441)	(291)
Balance at the end of the period	$888	$1,111	$805

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from approximately one to twelve years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in results of operations. Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.
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
Software Development Costs
Software development costs associated with the development of new products, enhancements of existing products and quality assurance activities consists of employee, consulting and other external personnel costs. The costs incurred internally from the research and development ("R&D") of computer software products are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for release to customers. Judgment is required in determining when technological feasibility of a product is established. To date, we have determined that technological feasibility of software products is reached shortly before the products are released. Costs incurred after establishment of technological feasibility have not been material, and therefore, we have expensed all R&D costs as they were incurred. R&D expenses primarily consist of personnel related costs attributable to our R&D personnel and allocated overhead, which includes facilities related costs.
We capitalize certain costs relating to software developed or modified solely to meet our internal requirements and for which there are no substantive plans to market the software. To date, we have not capitalized any such costs as these costs have not been material.
Intangible Asset Costs
Costs related to filing and pursuing patent and trademark applications are expensed as incurred, as recoverability of such expenditures is uncertain. These intangible asset-related legal costs are generally reported as a component of general and administrative expenses.
Advertising Expenses
We expense all advertising costs as incurred and classify such costs as sales and marketing expenses. Advertising expenses for the years ended December 31, 2015, 2014 and 2013 were $11.3 million, $7.6 million and $4.9 million, respectively.

Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with authoritative guidance for income taxes. Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. We considered future taxable income, historical operating results, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In 2015, we recorded a valuation allowance to reduce our U.S. federal and state deferred income tax assets to the net amount that we believe is more likely than not to be realized. In the event we determine that we are able to realize our deferred income tax assets in excess of our net recorded amount, we would reduce the valuation allowance associated with the deferred income tax assets in the period the determination is made, which may result in a tax benefit in the statement of operations.
Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer's financial condition and generally collateral is not required. As of December 31, 2015 and 2014, no individual customer accounted for 10% or more of total accounts receivable. For the years ended December 31, 2015, 2014 and 2013, no individual customer represented 10% or more of our total revenues.
Stock-Based Compensation
We record compensation expense for stock-based transactions including employee and non-employee stock option and restricted stock unit ("RSU") awards granted under our 2004 Equity Incentive Plan ("2004 Plan") and 2013 Equity Incentive Plan ("2013 Plan" and together with the 2004 Plan, the "Plans") and shares of Class A common stock issued under our 2013 Employee Stock Purchase Plan ("2013 ESPP"). Stock-based compensation expense is measured and recognized in the financial statements based on fair value. The fair value of each RSU award is determined based on the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant. The fair value of each stock option award is determined at the date of grant by applying the Black-Scholes option pricing model. We also use the Black-Scholes option pricing model to determine the fair value of each common share issued under the 2013 ESPP. The fair value for 2013 ESPP grants is determined on the first day of each offering period.
The Black-Scholes option pricing model utilizes the value of our underlying common stock at the measurement date, the expected or contractual term of the option or offering period, the expected volatility of our common stock, risk-free interest rates and expected dividend yield of our common stock. Prior to our IPO in May 2013, because our stock was not publicly traded we estimated the fair value of our common stock. Our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. The factors included, but were not limited to: (i) contemporaneous third-party valuations of our common stock; (ii) the prices, rights, preferences and privileges of our preferred stock that was then outstanding relative to those of our common stock; (iii) the lack of marketability of our common stock; (iv) our actual operating and financial results; (v) current business conditions and projections; and (vi) the likelihood of achieving a liquidity event, such as an IPO or merger or acquisition, given prevailing market conditions. After the completion of our IPO, our common stock has been valued by reference to the closing price of our Class A common stock as reported on the New York Stock Exchange.
Measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. We recognize compensation expense for only the portion of awards expected to vest. Therefore, we apply an estimated forfeiture rate that was derived from historical employee termination behavior. If the actual number of forfeitures differs from the estimates, adjustments to stock-based compensation expense may be required in future periods.
We compute the timing of excess tax benefits from the exercise of stock options and the vesting and settlement of RSUs under the "with-and-without" approach. Under this approach, we will not record an excess tax benefit until such time as a cash tax benefit is recognized. We include the impact of the excess tax benefits in the calculation of certain tax attributes such as the R&D tax credit and do not prepare separate computations considering the cascading impacts of the excess tax deduction. We compute the pool of excess tax benefits available to offset any future shortfalls in the tax benefits actually realized as a single pool for employees and non-employees.

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
In April 2015, the FASB issued ASU 2015-05 related to a customer's accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. Early adoption is permitted. This standard will not have a significant impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17 requiring all deferred income tax assets and liabilities, and any related valuation allowances, to be classified as noncurrent on the balance sheet. The guidance is intended to reduce the complexity inherent in recording deferred income tax assets for financial reporting purposes, as it eliminates the need to separately identify the net current and net noncurrent deferred income tax asset or liability in each jurisdiction and allocate valuation allowances. We have elected to prospectively adopt the accounting standard for the current fiscal year. Prior periods were not retrospectively adjusted. This adoption did not have a significant impact on our consolidated financial statements.

Note 3. Balance Sheet Detail
Property and equipment, net consisted of the following:

	Useful Life	December 31,
	(in months)	2015	2014
		(in thousands)
Computer equipment and software	36	$73,052	$43,340
Furniture and fixtures	36	14,602	8,493
Leasehold improvements	10-150	26,656	15,444
Construction in progress		7,140	5,397
		121,450	72,674
Less: Accumulated depreciation and amortization		(49,100)	(27,047)
		$72,350	$45,627
Depreciation and amortization expense was $23.7 million, $13.5 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Accrued compensation and employee related benefits consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Accrued commissions	$17,518	$17,913
Accrued bonuses	16,882	10,931
Accrued vacation	10,425	7,368
Other	8,178	3,952
Total	$53,003	$40,164
Note 4. Income Taxes
The components of our income (loss) before income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
United States	$(27,779)	$6,217	$2,182
International	(23,028)	965	683
Total	$(50,807)	$7,182	$2,865
Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
United States	$28,630	$(937)	$(4,704)
International	4,263	2,246	493
Total	$32,893	$1,309	$(4,211)

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current
Federal	$4,009	$11,057	$3,732
State	771	2,359	741
Foreign	5,240	2,802	531
Total current income tax expense	10,020	16,218	5,004
Deferred
Federal	22,011	(12,970)	(8,772)
State	1,839	(1,383)	(404)
Foreign	(977)	(556)	(39)
Total deferred income tax expense (benefit)	22,873	(14,909)	(9,215)
Total income tax expense (benefit)	$32,893	$1,309	$(4,211)
Our effective tax rate differs from the U.S. federal statutory rate primarily due to the provision of a valuation allowance on our U.S. federal and state deferred income tax assets in 2015.
Our effective tax rate for the years ended December 31, 2015 and 2014 was (64.7)% and 18.2%, respectively. The year-over-year change in the effective tax rate is primarily due to the $46.7 million deferred income tax asset valuation allowance recorded in the fourth quarter of 2015 which reduced our U.S. federal and state deferred income tax assets to the net amount we believe is more likely than not to be realized.
A reconciliation of the U.S. federal statutory income tax provision (benefit) to the effective income tax provision (benefit) for each year is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Income tax provision (benefit) at statutory rate	$(17,783)	$2,514	$1,003
State taxes, net of federal tax benefit	(896)	207	67
Impact of foreign income taxes	10,582	1,340	235
Research and development and other tax credits	(10,187)	(6,499)	(7,840)
Non-deductible stock-based compensation	3,174	2,929	1,845
Non-deductible meals and entertainment	1,395	832	582
Change in valuation allowance	46,737	—	—
Other, net	(129)	(14)	(103)
Total income tax expense (benefit)	$32,893	$1,309	$(4,211)

The tax effects of temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Deferred income tax assets
Tax credit carryforwards	$9,704	$2,082
Stock-based compensation	21,924	10,499
Accrued compensation	11,819	10,529
Deferred revenue	2,425	1,015
Deferred rent	3,589	1,717
Depreciation and amortization	2,018	334
Other	553	569
Total deferred income tax assets	52,032	26,745
Deferred income tax liabilities
Prepaid assets	3,757	2,142
Total deferred income tax liabilities	3,757	2,142
Net deferred income tax assets before valuation allowance	48,275	24,603
Less: Valuation allowance	(46,737)	—
Net deferred income tax assets	$1,538	$24,603

Reported As:
Deferred income taxes - current	—	18,732
Deferred income taxes - long-term	1,544	5,879
Other accrued liabilities	—	(7)
Other long-term liabilities	(6)	(1)
Net deferred income tax assets	$1,538	$24,603
As of December 31, 2014, we presented all current deferred income tax assets and liabilities within the same tax jurisdiction as a single amount. Long-term deferred income tax assets and liabilities are presented using the same methodology. However, as a result of the FASB issuing ASU 2015-17, as of December 31, 2015, all deferred income tax assets and liabilities, and any related valuation allowances, are classified as noncurrent on the balance sheet. We did not retrospectively adjust prior periods.
We determine our deferred income tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse.
A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. We regularly assess the need for a valuation allowance against our deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred income tax assets will be realized. In evaluating our ability to recover our deferred income tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.
In the fourth quarter of 2015, a valuation allowance of $46.7 million was established for our U.S. federal and state deferred income tax assets, in part due to our current three-year cumulative GAAP net loss adjusted for permanent tax differences, which is a significant piece of negative evidence for recording the valuation allowance in the current period. We will continue to reassess the future realizability of our U.S. deferred income tax assets and adjust the valuation allowance accordingly.
Our assumptions, judgments and estimates relative to the value of net deferred income taxes take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred income taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.
Net operating loss ("NOL") carryforwards created by excess tax benefits from the exercise of stock options or the vesting of RSUs are not recorded as deferred income tax assets. To the extent such NOL carryforwards are utilized, the benefit realized will increase stockholders' equity. At December 31, 2015, for income tax return purposes we have gross NOL carryforwards totaling $679.2 million and tax credit carryforwards of $37.0 million, the majority of which relates to the U.S. These carryforwards may be subject to limitations under the Internal Revenue Code and other applicable tax laws. If not utilized, a portion of the carryforwards will begin to expire in 2022.
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
Income tax expense includes both U.S. and international income taxes. Except as required under U.S. tax law, we do not provide for U.S. income taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed, because we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of December 31, 2015, cash held by foreign subsidiaries was $24.5 million. Currently, we have no undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S.
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
The total gross amount of unrecognized tax benefits was $10.8 million, $7.1 million and $3.4 million as of December 31, 2015, 2014 and 2013, respectively. This increase relates primarily to the R&D tax credits generated in the current year.
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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance, beginning of period	$7,116	$3,441	$448
Gross increases to tax positions related to prior periods	545	—	5
Gross decreases to tax positions related to prior periods	—	—	(153)
Gross increases related to current tax positions	3,120	3,675	3,141
Balance, end of period	$10,781	$7,116	$3,441
We recognize interest and, if applicable, penalties for any uncertain tax positions as a component of income tax expense. No penalties or interest were recognized or accrued for at December 31, 2015, 2014 and 2013.
On July 27, 2015, the U.S. Tax Court issued an opinion related to litigation in Altera Corp v. Commissioner. This litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with one of Altera's foreign subsidiaries. In its opinion, the U.S. Tax Court invalidated the portion of the Treasury regulations requiring the inclusion of stock-based compensation expense in such inter-company cost-sharing arrangements. The final resolution of this litigation remains uncertain as the Internal Revenue Service ("IRS") could appeal the U.S. Tax Court's decision. Therefore, for the year ended December 31, 2015, we have not recorded any potentially favorable benefit related to the current or prior periods. We will continue to monitor developments related to this case and the potential impact of those developments on our current and future financial statements.
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
Preferred Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 10,000,000 shares of preferred stock at $0.0001 par value per share. Our board of directors has the authority to provide for the issuance of all the shares in one or more series. At its discretion, our board of directors may designate the voting rights and preferences of the preferred stock. As of December 31, 2015 and 2014, no shares of preferred stock were outstanding.
Note 6. Stock-Based Compensation
Our 2004 Plan authorizes the granting of options to purchase shares of our Class B common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors. In December 2012, we modified the 2004 Plan to increase the number of shares of Class B common stock authorized thereunder to 26,473,282. Our 2013 Plan, which was the successor to our 2004 Plan, authorizes the granting of options to purchase shares of our Class A common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors. Options granted under the Plans may be incentive or nonstatutory stock options. Incentive stock options may only be granted to employees. The term of each option is stated in the award agreement, but shall be no more than ten years from the date of grant. The board of directors determines the period over which options and RSUs become vested. Currently, the vesting period for our options and RSUs is typically four years.
Our 2013 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The 2013 ESPP currently includes purchase periods approximately six months in duration starting on the first trading date on or after June 1st and December 1st of each year. Participants are able to purchase shares of our common stock at 85% of the lower of its fair market value on (i) the first day of the purchase period or on (ii) the purchase date, which is the last day of the purchase period. As of December 31, 2015, 3,320,668 shares were authorized under the 2013 ESPP. There were no shares purchased under the 2013 ESPP in 2015 as we commenced the first offering period on December 1, 2015.

A summary of the option activity under the Plans during the year ended December 31, 2015 is presented below:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2014	8,515,879	$8.76
Options exercised	(2,458,549)	8.18
Options canceled	(26)	12.78
Options forfeited	(103,533)	13.69
Balances at December 31, 2015	5,953,771	$8.92	5.99	$507,885
Vested and expected to vest at December 31, 2015	5,932,740	$8.89	5.98	$506,247
Exercisable at December 31, 2015	4,646,524	$7.69	5.71	$402,075
The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant. For periods prior to the IPO this value was determined by our board of directors. After the IPO, this value was determined by reference to the closing price of our Class A common stock on the New York Stock Exchange on the date of the grant. The total intrinsic value of options exercised during 2015, 2014 and 2013 was $224.6 million, $258.0 million and $199.3 million, respectively. The total fair value of options vested during 2015, 2014 and 2013 was $11.7 million, $15.0 million and $11.6 million, respectively.
We grant RSU awards to our employees, consultants, officers and directors under the provisions of the 2013 Plan. The fair value of an RSU is determined by using the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant. An RSU award entitles the holder to receive shares of the Company's Class A common stock as the award vests, which is generally based on length of service. The Company's non-vested RSUs do not have nonforfeitable rights to dividends or dividend equivalents.
The following provides a summary of the RSU activity during the year ended December 31, 2015:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Non-Vested outstanding at December 31, 2014	2,818,661	$77.77
RSUs granted	3,671,156	101.52
RSUs vested	(877,696)	77.44
RSUs forfeited	(206,044)	86.74
Non-Vested outstanding at December 31, 2015	5,406,077	$93.61
The weighted-average grant date fair value of RSUs granted in 2015, 2014 and 2013 was $101.52, $80.05 and $64.04, respectively. The total fair value of RSUs vested during 2015 and 2014 was $89.1 million and $12.0 million, respectively. There were no RSUs vested in 2013.
Stock-based compensation expense is amortized using the straight-line method over the requisite service period. As of December 31, 2015, total unrecognized compensation expense, adjusted for estimated forfeitures, related to stock options and non-vested RSUs was approximately $424.4 million which is expected to be recognized over a period of 3.1 years.

The summary of shares available for issuance for equity based awards (including stock options and RSUs) is as follows:

	Shares Available for Grant
	2013 Plan	2013 ESPP
Balances at December 31, 2014	6,229,892	2,621,986
Authorized	3,493,410	698,682
Granted	(3,671,156)	—
Canceled	26	—
Forfeited	309,577	—
Balances at December 31, 2015	6,361,749	3,320,668
Pursuant to the provisions of our 2013 Plan, the number of shares authorized for issuance increases annually on January 1st by the lesser of 5% of the total number of shares of our capital stock outstanding on December 31st of the preceding calendar year or an amount determined by our board of directors. Pursuant to the provisions of our 2013 ESPP, the number of shares authorized for issuance increases annually on January 1st by the lesser of 1% of the total number of shares of our capital stock outstanding on December 31st of the preceding calendar year, 4,000,000 shares of Class A common stock, or an amount determined by our board of directors. There are no shares available for grant under our 2004 plan.
Valuation Assumptions
Stock-based payments to employees are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award. This is generally four years for stock options and RSU awards and six-months for shares issued under the 2013 ESPP.
For the years ended December 31, 2015 and 2014, there were no options granted. The weighted average grant date fair value of stock options granted for the year ended December 31, 2013 was $10.78. For the year ended December 31, 2013, the fair value of options was estimated using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
2013
Risk-free interest rates	1.11%
Expected term	5 years
Expected dividends	None
Expected volatility	46.8%
For the years ended December 31, 2015, 2014 and 2013, there were no common shares issued under the 2013 ESPP. For the year ended December 31, 2015, the fair value of common shares to be issued under the 2013 ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
2015
Risk-free interest rates	0.42%
Expected term	0.5 years
Expected dividends	None
Expected volatility	47.97%
The weighted-average, risk-free interest rates are based on the rates for a U.S. Treasury zero coupon issue with a term that approximates the expected life of the award at the date closest to the grant date for stock options and to the first date of the purchase period for shares expected to be issued under our 2013 ESPP. The expected term represents the period that our stock-based awards are expected to be outstanding. For awards of stock options, the expected term assumptions were determined based on actual experience adjusted for expected employee exercise behavior. The expected term for shares expected to be issued under our 2013 ESPP is based on the duration of each purchase period, which is approximately six months. We have not paid and do not expect to pay dividends. We estimate expected future volatility based on the annualized daily historical volatility of our stock price. For periods prior to our IPO, there was no active external or internal market for our common shares. We lacked sufficient historical volatility of our share price, and accordingly, we based our volatility on an estimate of similar entities whose share prices were publicly available.
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
Note 7. Commitments and Contingencies
Operating Lease Commitments
We conduct our operations in leased facilities under leases expiring at various dates through 2029. We recognize rent expense on a straight-line basis over the defined lease periods. Total rent expense under operating leases was approximately $18.3 million, $7.2 million and $4.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum lease payments under non-cancellable operating leases as of December 31, 2015 are as follows (in thousands):

Year Ending December 31,
2016	$22,957
2017	33,065
2018	41,301
2019	44,293
2020	42,712
Thereafter	259,175
Total minimum lease payments	$443,503
Contractual Commitments
Our contractual commitments are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. As of December 31, 2015, our contractual commitments were $11.6 million.
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
We are not aware of any pending legal proceedings that we believe, individually or in the aggregate, would be expected to have a material adverse effect on our business, operating results, or financial condition. We may, in the future, be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources.
Note 8. Retirement Plan
We offer a salary deferral 401(k) plan for our U.S. employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the IRS. The plan also allows us to make matching contributions, subject to certain limitations. We contributed approximately $2.8 million and $1.3 million for the years ended December 31, 2015 and 2014, respectively, to the 401(k) plan. For the year ended December 31, 2013, we made no contributions to the 401(k) plan.

Note 9. Segments and Information about Revenues by Geographic Area
The following table presents our revenues by geographic region of end users who purchased products or services for the periods presented below:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
United States and Canada	$489,329	$318,835	$186,725
International	164,258	93,781	45,715
Total revenues	$653,587	$412,616	$232,440
Substantially all of our long-lived assets are located in the United States as of December 31, 2015 and 2014.
Note 10. Net Income (Loss) Per Share
We calculate basic net income (loss) per share by dividing our net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed giving effect to all potential common shares that were dilutive and outstanding during the period. For the year ended December 31, 2015, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive common shares outstanding is anti-dilutive when we are in a net loss position.
The following table presents the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net income (loss) per share - basic
Net income (loss)	$(83,700)	$5,873	$7,076
Weighted average shares outstanding used to compute basic net income (loss) per share	71,701	67,591	50,564
Net income (loss) per share - basic	$(1.17)	$0.09	$0.14

Net income (loss) per share - diluted
Net income (loss)	$(83,700)	$5,873	$7,076
Weighted average shares outstanding used to compute basic net income (loss) per share	71,701	67,591	50,564
Effect of potentially dilutive shares:
Stock awards	—	6,728	8,528
Weighted average shares outstanding used to compute diluted net income (loss) per share	71,701	74,319	59,092
Net income (loss) per share - diluted	$(1.17)	$0.08	$0.12

The following shares subject to outstanding awards were excluded from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Shares subject to outstanding common stock awards	11,510	1,967	86
Note 11. Fair Value Measurements
The following table presents the fair value of our financial assets using the fair value hierarchy:

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$736,806	$—	$—	$736,806

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$667,210	$—	$—	$667,210

We have no material financial assets or liabilities measured using Level 2 or Level 3 inputs.
Note 12. Quarterly Financial Information (Unaudited)
The following table contains selected unaudited financial data for each quarter of 2015 and 2014. The unaudited information should be read in conjunction with our financial statements and these notes to the consolidated financial statements. We believe that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec 31, 2015	Sept 30, 2015	June 30, 2015	March 31, 2015	Dec 31, 2014	Sept 30, 2014	June 30, 2014	March 31, 2014
	(in thousands, except per share amounts)
Total revenues	$202,750	$170,832	$149,860	$130,145	$142,923	$104,469	$90,673	$74,551
Gross profit	181,115	150,956	133,107	114,724	131,312	94,928	82,033	67,358
Net income (loss)	(41,321)	(13,373)	(18,979)	(10,027)	20,707	(4,631)	(4,574)	(5,629)
Net income (loss) per share:
Basic	$(0.57)	$(0.19)	$(0.27)	$(0.14)	$0.30	$(0.07)	$(0.07)	$(0.09)
Diluted	$(0.57)	$(0.19)	$(0.27)	$(0.14)	$0.27	$(0.07)	$(0.07)	$(0.09)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015, the end of the period covered by this report.
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
Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of the Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is incorporated herein by reference to the sections entitled "Executive Officers," "Proposal No. 1—Election of Directors," "Information Regarding the Board of Directors and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
Information required by this Item is incorporated herein by reference to the sections entitled "Executive Compensation", "Compensation Discussion and Analysis" and "Director Compensation" in our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management," and "Equity Compensation Plan Information" in our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated herein by reference to the sections entitled "Transactions With Related Persons" and "Information Regarding the Board of Directors and Corporate Governance " in our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 4 — Ratification of Selection of Independent Registered Public Accounting Firm" in our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. No financial statement schedules are provided because the information called for is not required or is shown in the consolidated financial statements or related notes.
(b) Exhibits. The following exhibits are included herein or incorporated by reference:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.	8-K	001-35925	3.1	5/23/2013
3.2	Amended and Restated Bylaws of Tableau Software, Inc.	S-1	333-187683	3.4	4/2/2013
4.1.1	Form of Class A Common Stock Certificate.	S-1/A	333-187683	4.1.1	5/23/2013
4.1.2	Form of Class B Common Stock Certificate.	S-1A	333-187683	4.1.2	5/23/2013

4.2	Amended and Restated Investor Rights Agreement, by and among Tableau Software, Inc. and the investors listed on Exhibit A thereto, dated July 27, 2012.	S-1	333-187683	4.2	4/2/2013
10.1†	Tableau Software, Inc. 2004 Equity Incentive Plan.	S-1	333-187683	10.1	4/2/2013
10.2†	Forms of Option Agreement and Option Grant Notice under the 2004 Equity Incentive Plan.	S-1	333-187683	10.2	4/2/2013
10.3†	Tableau Software, Inc. 2013 Equity Incentive Plan.	S-1	333-187683	10.3	4/2/2013
10.4†	Forms of Option Agreement and Option Grant Notice under the 2013 Equity Incentive Plan.	S-1	333-187683	10.4	4/2/2013
10.5†	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2013 Equity Incentive Plan.	10-Q	001-35925	10.1	8/9/2013
10.6†	Tableau Software, Inc. 2013 Employee Stock Purchase Plan.	S-1	333-187683	10.5	4/2/2013
10.7†	Form of Indemnification Agreement made by and between Tableau Software, Inc. and each of its directors and executive officers	S-1	333-187683	10.6	4/2/2013
10.8†	Offer Letter between Tableau Software, Inc. and Christian Chabot, dated April 26, 2013.	S-1/A	333-187683	10.7	5/6/2013
10.9†	Offer Letter between Tableau Software, Inc. and Christopher Stolte, dated April 26, 2013.	S-1/A	333-187683	10.8	5/6/2013
10.10†	Offer Letter between Tableau Software, Inc. and Thomas Walker, dated April 26, 2013.	S-1/A	333-187683	10.9	5/6/2013
10.11†	Offer Letter between Tableau Software, Inc. and Kelly Wright, dated February 10, 2005.	S-1/A	333-187683	10.10	5/6/2013
10.12†	Offer Letter between Tableau Software, Inc. and Elissa Fink, dated June 13, 2007.	S-1/A	333-187683	10.11	5/6/2013
10.13†	Offer Letter between Tableau Software, Inc. and Keenan Conder, dated December 16, 2011.	S-1/A	333-187683	10.12	5/6/2013
10.14†	Form of Conversion Agreement entered into between Tableau Software, Inc. and each of Christian Chabot, Christopher Stolte and Patrick Hanrahan.	S-1	333-187683	10.13	4/2/2013
10.15*	Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated January 14, 2003.	S-1	333-187683	10.14	4/2/2013
10.16	Amendment No. 1 to Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated June 8, 2004.	S-1	333-187683	10.15	4/2/2013

10.17	Office Lease Agreement between Michael R. Mastro and Tableau Software, Inc., dated February 19, 2009.	S-1	333-187683	10.17	4/2/2013
10.18	First Amendment to Office Lease Agreement between Michael R. Mastro and Tableau Software, Inc., dated April 3, 2009.	S-1	333-187683	10.18	4/2/2013
10.19	Second Amendment to Office Lease Agreement between BBK Lake View, LLC and Tableau Software, Inc., dated March 24, 2011.	S-1	333-187683	10.19	4/2/2013
10.20	Third Amendment to Office Lease Agreement between BBK Lake View, LLC and Tableau Software, Inc., dated August 22, 2012.	S-1	333-187683	10.20	4/2/2013
10.21†	Form of Change in Control Severance Agreement.	S-1	333-187683	10.21	4/2/2013
10.22	Fourth Amendment to Office Lease Agreement between FREMONT LAKE UNION CENTER LLC and Tableau Software, Inc., dated December 11, 2014.	10-K	001-35925	10.23	2/27/2015
10.23	Fifth Amendment to Office Lease Agreement between Fremont Lake Union Center LLC and Tableau Software, Inc., dated March 4, 2015.	10-Q	001-35925	10.1	5/8/2015
10.24	Office Lease Agreement between NorthEdge Developers LLC and Tableau Software, Inc., dated July 2, 2015.	10-Q	001-35925	10.1	11/9/2015
10.25	Sixth Amendment to Office Lease Agreement between Fremont Lake Union Center LLC, KR Lakeview, LLC and Tableau Software, Inc., dated November 19, 2015.					X
21.1	List of subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page hereto).					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 25th day of February, 2016.

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

Signature	Title	Date
/s/ Christian Chabot	Chief Executive Officer, Co-founder and Chairman of the Board (principal executive officer)	February 25, 2016
Christian Chabot

/s/ Thomas E. Walker, Jr.	Chief Financial Officer (principal financial and accounting officer)	February 25, 2016
Thomas E. Walker, Jr.

/s/ Patrick Hanrahan	Chief Scientist, Co-founder and Director	February 25, 2016
Patrick Hanrahan

/s/ Christopher Stolte	Chief Development Officer, Co-founder and Director	February 24, 2016
Christopher Stolte

/s/ Forest Baskett	Director	February 24, 2016
Forest Baskett

/s/ Billy Bosworth	Director	February 24, 2016
Billy Bosworth

/s/ Brooke Seawell	Director	February 24, 2016
Brooke Seawell

/s/ Elliott Jurgensen, Jr.	Director	February 24, 2016
Elliott Jurgensen, Jr.

/s/ John McAdam	Director	February 24, 2016
John McAdam

EXHIBIT INDEX

EXHIBIT INDEX
		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.	8-K	001-35925	3.1	5/23/2013
3.2	Amended and Restated Bylaws of Tableau Software, Inc.	S-1	333-187683	3.4	4/2/2013
4.1.1	Form of Class A Common Stock Certificate.	S-1/A	333-187683	4.1.1	5/23/2013
4.1.2	Form of Class B Common Stock Certificate.	S-1A	333-187683	4.1.2	5/23/2013
4.2	Amended and Restated Investor Rights Agreement, by and among Tableau Software, Inc. and the investors listed on Exhibit A thereto, dated July 27, 2012.	S-1	333-187683	4.2	4/2/2013
10.1†	Tableau Software, Inc. 2004 Equity Incentive Plan.	S-1	333-187683	10.1	4/2/2013
10.2†	Forms of Option Agreement and Option Grant Notice under the 2004 Equity Incentive Plan.	S-1	333-187683	10.2	4/2/2013
10.3†	Tableau Software, Inc. 2013 Equity Incentive Plan.	S-1	333-187683	10.3	4/2/2013
10.4†	Forms of Option Agreement and Option Grant Notice under the 2013 Equity Incentive Plan.	S-1	333-187683	10.4	4/2/2013
10.5†	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2013 Equity Incentive Plan.	10-Q	001-35925	10.1	8/9/2013
10.6†	Tableau Software, Inc. 2013 Employee Stock Purchase Plan.	S-1	333-187683	10.5	4/2/2013
10.7†	Form of Indemnification Agreement made by and between Tableau Software, Inc. and each of its directors and executive officers	S-1	333-187683	10.6	4/2/2013
10.8†	Offer Letter between Tableau Software, Inc. and Christian Chabot, dated April 26, 2013.	S-1/A	333-187683	10.7	5/6/2013
10.9†	Offer Letter between Tableau Software, Inc. and Christopher Stolte, dated April 26, 2013.	S-1/A	333-187683	10.8	5/6/2013
10.10†	Offer Letter between Tableau Software, Inc. and Thomas Walker, dated April 26, 2013.	S-1/A	333-187683	10.9	5/6/2013
10.11†	Offer Letter between Tableau Software, Inc. and Kelly Wright, dated February 10, 2005.	S-1/A	333-187683	10.10	5/6/2013
10.12†	Offer Letter between Tableau Software, Inc. and Elissa Fink, dated June 13, 2007.	S-1/A	333-187683	10.11	5/6/2013

10.13†	Offer Letter between Tableau Software, Inc. and Keenan Conder, dated December 16, 2011.	S-1/A	333-187683	10.12	5/6/2013
10.14†	Form of Conversion Agreement entered into between Tableau Software, Inc. and each of Christian Chabot, Christopher Stolte and Patrick Hanrahan.	S-1	333-187683	10.13	4/2/2013
10.15*	Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated January 14, 2003.	S-1	333-187683	10.14	4/2/2013
10.16	Amendment No. 1 to Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated June 8, 2004.	S-1	333-187683	10.15	4/2/2013
10.17	Office Lease Agreement between Michael R. Mastro and Tableau Software, Inc., dated February 19, 2009.	S-1	333-187683	10.17	4/2/2013
10.18	First Amendment to Office Lease Agreement between Michael R. Mastro and Tableau Software, Inc., dated April 3, 2009.	S-1	333-187683	10.18	4/2/2013
10.19	Second Amendment to Office Lease Agreement between BBK Lake View, LLC and Tableau Software, Inc., dated March 24, 2011.	S-1	333-187683	10.19	4/2/2013
10.20	Third Amendment to Office Lease Agreement between BBK Lake View, LLC and Tableau Software, Inc., dated August 22, 2012.	S-1	333-187683	10.20	4/2/2013
10.21†	Form of Change in Control Severance Agreement.	S-1	333-187683	10.21	4/2/2013
10.22	Fourth Amendment to Office Lease Agreement between FREMONT LAKE UNION CENTER LLC and Tableau Software, Inc., dated December 11, 2014.	10-K	001-35925	10.23	2/27/2015
10.23	Fifth Amendment to Office Lease Agreement between Fremont Lake Union Center LLC and Tableau Software, Inc., dated March 4, 2015.	10-Q	001-35925	10.1	5/8/2015
10.24	Office Lease Agreement between NorthEdge Developers LLC and Tableau Software, Inc., dated July 2, 2015.	10-Q	001-35925	10.1	11/9/2015
10.25	Sixth Amendment to Office Lease Agreement between Fremont Lake Union Center LLC, KR Lakeview, LLC and Tableau Software, Inc., dated November 19, 2015.					X
21.1	List of subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signature page hereto).	X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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