Form 10-Q
period 2016-03-31
Tableau Software Inc
filed 2016-05-09
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 4, 2016, there were approximately 55,072,335 shares of the Registrant's Class A common stock and 19,323,479 shares of the Registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$808,002	$795,900
Accounts receivable, net of allowance for doubtful accounts of $951 and $888	108,747	131,784
Prepaid expenses and other current assets	19,586	16,977
Income taxes receivable	124	78
Total current assets	936,459	944,739
Property and equipment, net	78,403	72,350
Goodwill	15,531	932
Deferred income taxes	1,462	1,544
Deposits and other assets	12,802	11,146
Total assets	$1,044,657	$1,030,711
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,281	$1,152
Accrued compensation and employee related benefits	45,635	53,003
Other accrued liabilities	35,155	31,838
Income taxes payable	1,106	1,000
Deferred revenue	195,824	185,608
Total current liabilities	282,001	272,601
Deferred revenue	13,498	12,903
Other long-term liabilities	13,966	11,262
Total liabilities	309,465	296,766
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 19,323,479 and 19,331,666 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2	2
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 55,070,554 and 53,872,798 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	854,991	805,804
Accumulated other comprehensive income (loss)	(1,719)	643
Accumulated deficit	(118,087)	(72,509)
Total stockholders' equity	735,192	733,945
Total liabilities and stockholders' equity	$1,044,657	$1,030,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Revenues
License	$96,415	$84,420
Maintenance and services	75,283	45,725
Total revenues	171,698	130,145
Cost of revenues
License	1,031	872
Maintenance and services	21,462	14,549
Total cost of revenues (1)	22,493	15,421
Gross profit	149,205	114,724
Operating expenses
Sales and marketing (1)	106,164	72,190
Research and development (1)	70,893	41,850
General and administrative (1)	18,532	14,495
Total operating expenses	195,589	128,535
Operating loss	(46,384)	(13,811)
Other income, net	1,663	1,810
Loss before income tax expense (benefit)	(44,721)	(12,001)
Income tax expense (benefit)	857	(1,974)
Net loss	$(45,578)	$(10,027)

Net loss per share:
Basic	$(0.62)	$(0.14)
Diluted	$(0.62)	$(0.14)

Weighted average shares used to compute net loss per share:
Basic	73,816	70,490
Diluted	73,816	70,490

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of revenues	$2,804	$1,304
Sales and marketing	16,945	8,509
Research and development	22,099	10,086
General and administrative	3,352	2,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net loss	$(45,578)	$(10,027)
Other comprehensive income (loss):
Foreign currency translation, net	(2,362)	588
Comprehensive loss	$(47,940)	$(9,439)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating activities
Net loss	$(45,578)	$(10,027)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	7,607	4,799
Stock-based compensation expense	45,200	22,247
Excess tax benefit from stock-based compensation	(248)	(324)
Deferred income taxes	99	(2,571)
Changes in operating assets and liabilities
Accounts receivable, net	23,990	14,514
Prepaid expenses, deposits and other assets	(2,295)	(1,078)
Income taxes receivable	(46)	(25)
Deferred revenue	8,967	9,219
Accounts payable and accrued liabilities	(290)	(1,784)
Income taxes payable	60	34
Net cash provided by operating activities	37,466	35,004
Investing activities
Purchases of property and equipment	(13,653)	(7,620)
Business combinations	(16,399)	—
Net cash used in investing activities	(30,052)	(7,620)
Financing activities
Proceeds from issuance of common stock	3,992	8,348
Excess tax benefit from stock-based compensation	248	324
Net cash provided by financing activities	4,240	8,672
Effect of exchange rate changes on cash and cash equivalents	448	(1,005)
Net increase in cash and cash equivalents	12,102	35,051
Cash and cash equivalents
Beginning of period	795,900	680,613
End of period	$808,002	$715,664

Non-cash activities
Accrued purchases of property and equipment	$9,644	$6,360
Asset retirement obligations recognized, net	151	304

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 25, 2016.
In the opinion of management, the accompanying unaudited condensed consolidated financial information includes all normal recurring adjustments necessary for a fair statement of the Company's financial position, results of operations, comprehensive loss and cash flows for the interim periods, but is not necessarily indicative of the results that may be expected for the year ending December 31, 2016. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
In the Condensed Consolidated Balance Sheets, certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, "Goodwill" was previously included in the line item "Deposits and other assets" and is now separately stated. There was no change to total assets as a result of the reclassification.
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
Risks and Uncertainties
Inherent in our business are various risks and uncertainties, including our limited history of operating our business at its current scale and development of advanced technologies in a rapidly changing industry. These risks include our ability to manage our growth and our ability to attract new customers and expand sales to existing customers, as well as other risks and uncertainties. In the event that we do not successfully implement our business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in our capital stock may not be recoverable. Our success depends upon the acceptance of our technology, development of sales and distribution channels and our ability to generate significant revenues from the sale of our technology.

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
Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer's financial condition and generally collateral is not required. As of March 31, 2016 and December 31, 2015, no individual customer accounted for 10% or more of total accounts receivable. For the three months ended March 31, 2016 and 2015, no individual customer represented 10% or more of our total revenues.
Business Combinations
As of the date of an acquisition we recognize the identifiable assets acquired and liabilities assumed at fair value. Any excess of the consideration over the fair value of identifiable net assets is recorded as goodwill. Amounts that are not part of the consideration transferred are recognized separately from a business combination and are expensed as incurred. Intangible assets acquired are measured at their acquisition date fair value using valuation techniques that are subject to judgment.
Goodwill and Intangible Assets
Intangible assets with a finite life are typically amortized over their useful lives which range from three to five years. Goodwill is tested for impairment on an annual basis in the third quarter and more frequently if circumstances indicate that goodwill may not be recoverable. As part of our goodwill impairment test, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. For purposes of this assessment, we consider the enterprise to be the reporting unit. If we determine it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will perform a two-step quantitative impairment test. The first step is comparing the fair value of our reporting unit to its carrying value. If step one indicates that an impairment may exist, the second step is performed to measure the amount impaired, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. We have not had any impairments of the goodwill balance.
Recent Accounting Pronouncements
In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards ("IFRS"), the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08 which clarifies principal versus agent considerations as they relate to the implementation of ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 which clarifies two important principles of ASU 2014-09 including the identification of performance obligations and the licensing implementation guidance. ASU 2014-09, ASU 2016-08 and ASU 2016-10 provide retrospective or modified prospective methods of initial adoption and are effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We are currently evaluating the method of adoption and the impact that these standards will have on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15 related to status as a going concern. The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Though permitted, we do not plan to adopt this standard early. We do not believe that this standard will have an impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 related to a customer's accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. We adopted this standard prospectively in the first quarter of 2016. The adoption did not have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 related to lease accounting. The new guidance will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases that do not meet the definition of a short-term lease. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective transition. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09 related to stock-based compensation. The new guidance, which simplifies the accounting and presentation for share-based payments, provides for a number of amendments which impact the accounting for income taxes and the accounting for forfeitures. ASU 2016-09 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016 and requires varied adoption methods for each respective amendment. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
Note 3. Business Combinations
On March 1, 2016, we acquired HyPer, a high-performance main-memory database system, for $16.4 million in cash. Through this acquisition, we gain new technology, capable of enhancing our key products, and additional engineering talent. We have accounted for this transaction as a business combination, and allocated $1.8 million to the acquired technology intangible asset. The remaining purchase price was recorded to goodwill which is primarily attributable to the synergies between HyPer and our key products. No other assets or liabilities were identified as part of the acquisition. A portion of the goodwill balance associated with this transaction is deductible for U.S. income tax purposes.
Pro forma results of operations for this acquisition have not been presented as the effects were not material to our financial results.
Certain employees hired as a result of the acquisition will receive restricted stock units ("RSUs"). These awards are subject to service conditions, and certain awards are also subject to the completion of a technology milestone. We will account for these awards as a post-business combination expense.
Note 4. Stockholders' Equity
Common Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 75,000,000 shares of Class B common stock, $0.0001 par value per share, and 750,000,000 shares of Class A common stock, $0.0001 par value per share. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each holder of Class B common stock is entitled to ten votes per share and each holder of Class A common stock is entitled to one vote per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions. At its discretion, the board of directors may declare dividends on shares of common stock, subject to the rights of our preferred stockholders, if any. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.
Preferred Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 10,000,000 shares of preferred stock at $0.0001 par value per share. Our board of directors has the authority to provide for the issuance of all the shares in one or more series. At its discretion, our board of directors may designate the voting rights and preferences of the preferred stock.
Note 5. Stock-Based Compensation
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
Our 2013 Employee Stock Purchase Plan ("2013 ESPP") allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The 2013 ESPP currently includes purchase periods approximately six months in duration starting on the first trading date on or after June 1st and December 1st of each year. Participants are able to purchase shares of our common stock at 85% of the lower of its fair market value on (i) the first day of the purchase period or on (ii) the purchase date, which is the last day of the purchase period. As of March 31, 2016, 4,052,712 shares were authorized under the 2013 ESPP. There were no shares purchased under the 2013 ESPP in the three months ended March 31, 2016 as we commenced the first offering period on December 1, 2015.
A summary of the option activity during the three months ended March 31, 2016 is presented below:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2015	5,953,771	$8.92
Options exercised	(641,567)	6.22
Options forfeited	(9,019)	30.62
Balances at March 31, 2016	5,303,185	$9.20	5.91	$194,861
Vested and expected to vest at March 31, 2016	5,303,033	$9.20	5.91	$194,858
Exercisable at March 31, 2016	4,382,487	$8.22	5.73	$165,261
RSUs entitle the holder to receive shares of Class A common stock as the award vests, which is generally based on length of service. The fair value of an RSU is determined by using the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant. Our non-vested RSUs do not have nonforfeitable rights to dividends or dividend equivalents.
For awards subject to technology milestones, we will recognize compensation cost over the required service period if it is probable that the technology milestone will be met. If our assessment of the probability of the technology milestone being met changes, we will recognize the impact of the change in estimate in the period of the change.
A summary of the RSU activity during the three months ended March 31, 2016 is presented below:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Non-Vested outstanding at December 31, 2015	5,406,077	$93.61
RSUs granted	2,510,356	40.25
RSUs vested	(548,002)	92.67
RSUs forfeited	(95,395)	80.74
Non-Vested outstanding at March 31, 2016	7,273,036	$75.19
Stock-based compensation expense is amortized using the straight-line method over the requisite service period. As of March 31, 2016, total unrecognized compensation expense, adjusted for estimated forfeitures, related to stock options and non-vested RSUs was approximately $498.8 million which is expected to be recognized over a period of 3.1 years.

The summary of shares available for issuance of equity based awards (including stock options and RSUs) during the three months ended March 31, 2016 is as follows:

	Shares Available for Grant
	2013 Plan	2013 ESPP
Balances at December 31, 2015	6,361,749	3,320,668
Authorized	3,660,223	732,044
Granted	(2,510,356)	—
Forfeited	104,414	—
Balances at March 31, 2016	7,616,030	4,052,712
Note 6. Income Taxes
          The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate, excluding jurisdictions for which no benefit can be recognized due to valuation allowance, and adjusted for discrete items, if any, in the relevant period. However, given current and expected operating levels during the year, estimating a reliable annual effective tax rate has become increasingly difficult. Even small changes in forecasted results can result in significant changes to our annual effective tax rate. Therefore, we have determined that the actual year to date effective tax rate is the best estimate of the annual effective tax rate for the three months ended March 31, 2016. We will continue to utilize this methodology until reliable estimates of the annual effective tax rate can be made.
Our effective tax rate is impacted by and differs from the federal statutory rate primarily due to non-deductible stock-based compensation and the adverse effect of losses incurred in certain jurisdictions for which we do not realize a tax benefit. Our effective tax rate may also be adversely impacted by the amount of our income (loss) before income tax expense (benefit) relative to our income tax expense, non-deductible expenses and changes in tax law.
Our effective tax rate was (1.9)% and 16.4% for the three months ended March 31, 2016 and 2015, respectively. The difference in the effective tax rates is attributable to the U.S. federal and state deferred tax asset valuation allowance that was established in the fourth quarter of 2015 and period specific items that impacted the March 31, 2015 effective tax rate, related primarily to disqualifying dispositions on incentive stock options.
During the three months ended March 31, 2016, we recognized income tax expense of $0.9 million primarily due to losses for which we currently cannot record a benefit as a result of the U.S. federal and state deferred tax asset valuation allowance. During the three months ended March 31, 2015, we recognized an income tax benefit of $2.0 million, which included $1.0 million of discrete tax benefits relating to disqualifying dispositions of incentive stock options.
On July 27, 2015, the U.S. Tax Court issued an opinion related to litigation in Altera Corp v. Commissioner. This litigation relates to the treatment of stock-based compensation expense in an intercompany cost sharing arrangement with one of Altera's foreign subsidiaries. In its opinion, the U.S. Tax Court invalidated the portion of the Treasury regulations requiring the inclusion of stock-based compensation expense in such intercompany cost-sharing arrangements. On February 19, 2016, the IRS appealed the U.S. Tax Court's decision. As the final resolution of this litigation remains uncertain we have not recorded potentially favorable benefits related to the current or prior periods. We will continue to monitor developments related to this case and the potential impact of those developments on our current and future financial statements.
Note 7. Commitments and Contingencies
Operating Lease Commitments
As of March 31, 2016, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2029. There have been no material changes in our principal lease commitments compared to those discussed in Note 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Contractual Commitments
Our contractual commitments are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. There have been no material changes in our contractual commitments compared to those discussed in Note 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
United States and Canada	$123,648	$98,443
International	48,050	31,702
Total revenues	$171,698	$130,145
Note 9. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Net loss per share - basic and diluted
Net loss	$(45,578)	$(10,027)
Weighted average shares outstanding used to compute basic and diluted net loss per share	73,816	70,490
Net loss per share - basic and diluted	$(0.62)	$(0.14)

The following shares subject to outstanding awards were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Shares subject to outstanding common stock awards	12,886	11,589
Note 10. Fair Value Measurements
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
The following table presents the fair value of our financial assets using the fair value hierarchy:

	March 31, 2016
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$767,918	$—	$—	$767,918

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$736,806	$—	$—	$736,806
We have no material financial assets or liabilities measured using Level 2 or Level 3 inputs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"), on February 25, 2016.
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
Overview
Our mission is to help people see and understand data. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently offer five key products: Tableau Desktop, a self-service powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a hosted software-as-a-service ("SaaS") version of Tableau Server; Tableau Public, a free cloud-based platform for analyzing and sharing public data; and Vizable, a free iOS application used to easily analyze data on a tablet.
We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. We were founded in January 2003 and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010, our first version of Tableau Online in July 2013 and our first version of Vizable in October 2015. Building on our foundational technology innovations, we have released nine major versions of our software, each expanding and improving our products' capabilities. Our most recent major release, Tableau 9.0, offers advances in the areas of visual analytics, performance, scalability, data preparation and enterprise capabilities. Features include Automatic Data Preparation, Advanced Analytics, such as Level of Detail Expressions and Smart Maps that are faster, more responsive and allow for geographic search. In addition, Tableau Server and Tableau Online have been re-designed to deliver a faster, more scalable and extensible platform for customers.
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions and non-profits. As of March 31, 2016, we had over 42,000 customer accounts located in over 160 different countries. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
Our distribution strategy is based on a land and expand business model and is designed to capitalize on the ease of use, low up-front cost and collaborative capabilities of our software. To facilitate rapid adoption of our products, we provide fully-functional free trial versions of our products on our website and have created a simple pricing model. After an initial trial or purchase, which is often made to target a specific business need at a grassroots level within an organization, the use of our products often spreads across departments, divisions and geographies via word-of-mouth, discovery of new use cases and our sales efforts.
We generate revenues primarily in the form of license fees and related maintenance and services fees. License revenues reflect the revenues recognized from sales of licenses to new customer accounts and additional licenses to existing customer accounts. License fees include perpetual, term and subscription license fees. Fees from perpetual licenses comprised more than 90% of our license revenues for the three months ended March 31, 2016. Maintenance and services revenues reflect the revenues recognized from fees paid for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a license, a customer typically also purchases one year of maintenance service and has the opportunity to renew maintenance service annually thereafter. We expect maintenance and services revenues to become a larger percentage of our total revenues as our customer base grows.
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
With approximately 28% of our total revenues from customers located outside the United States and Canada during the three months ended March 31, 2016, we believe there is significant opportunity to expand our international business. Our products currently support eight languages, and we are expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We have been growing in recent periods. Our total revenues for the three months ended March 31, 2016 were $171.7 million, compared to $130.1 million for the three months ended March 31, 2015. We increased the total number of customer accounts that purchased our products to over 42,000 as of March 31, 2016 as compared to over 29,000 customer accounts as of March 31, 2015.
During the three months ended March 31, 2016, we closed 268 sales transactions greater than $100,000, compared to 249 during the three months ended March 31, 2015.
During the three months ended March 31, 2016, we increased the size of our workforce, particularly in our sales and marketing and research and development ("R&D") organizations, expanded internationally and invested in our operational infrastructure to support our growth. As a result of our continued investments in growth, we incurred a net loss in the three months ended March 31, 2016. Our net loss for the three months ended March 31, 2016 was $45.6 million, compared to a net loss of $10.0 million for the three months ended March 31, 2015.
Factors Affecting Our Performance
We believe that our performance and future success are dependent upon a number of factors, including our ability to continue to expand and further penetrate our customer base, innovate and enhance our products and invest in our infrastructure. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address. See the section of this report titled "Item 1A. Risk Factors."
Investment in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase adoption of our products within our existing customer base, both domestically and internationally. Our ability to increase adoption among existing customers is particularly important to our land and expand business model. We believe that the existing market for analytics software is underserved and that we have an addressable market that is substantially larger than the market for traditional business analytics software. As a result, we believe we have the opportunity to expand our customer base and to increase adoption of our products within and across our existing customers.

In order to expand and further penetrate our customer base, we have made and plan to continue to make investments in expanding our direct sales teams and indirect sales channels and increasing our brand awareness. We plan to continue to increase the size of our sales and marketing team domestically and internationally, particularly in the near term. We also intend to continue to expand our online and offline marketing efforts to increase our brand awareness.
Investment in Innovation and Advancement of Our Products
Our performance is also dependent on the investments we make in our R&D efforts and in our ability to continue to innovate, improve functionality, adapt to new technologies or changes to existing technologies and allow our customers to analyze data from a large and expanding range of data stores. We intend to continue to invest in product innovation and leadership, including hiring top technical talent, focusing on core technology innovation and maintaining an agile organization that supports rapid release cycles.
Investment in Infrastructure
We have made and expect to continue to make investments in our infrastructure in connection with enhancing and expanding our operations domestically and internationally. We expect to continue to open new offices internationally and domestically. Our international expansion efforts have resulted and will result in increased costs and are subject to a variety of risks, including those associated with communication and integration problems resulting from geographic dispersion and language and cultural differences, and compliance with laws of multiple countries. Moreover, the investments we have made and will make in our international organization may not result in our expected benefits. We expect to rely on our current cash on hand and cash generated from our operations to fund these investments. These costs could adversely affect our operating results.
Mix and Timing of Sales
Our land and expand business model results in a wide variety of sales transaction sizes, ranging from a single Tableau Online order of $500 to a Tableau Desktop order of $1,000 - $2,000 to Tableau Desktop and Tableau Server orders of over $1.0 million. The time it takes to close a transaction, defined as the time between when a sales opportunity is entered in our customer relationship management system until when a related license agreement is signed with the customer, generally varies with the size of the transaction.
Components of Operating Results
Revenues
License revenues.  License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. Approximately 90% of our license revenues for the three months ended March 31, 2016 resulted from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied and we have vendor specific objective evidence of all undelivered elements. In addition, customers have purchased term or subscription licenses, under which we recognize the license fee ratably, on a straight-line basis, over the term of the license. We expect revenues from term and subscription licenses to become a larger percentage of our total revenues. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variation in the periods revenue is recognized even if our sales remain consistent.
Maintenance and services revenues.  Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a perpetual license, a customer also purchases one year of maintenance and has the opportunity to purchase maintenance annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended December 31, 2015 was over 90%.
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
Cost of Revenues
Cost of license revenues.  Cost of license revenues primarily consists of referral fees paid to third parties, expenses related to hosting our SaaS-based Tableau Online service, amortization of acquired intangible assets and other costs including providing support and allocated overhead, which includes facilities related costs.
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
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, research and development, and general and administrative. For each category, the largest component is personnel costs, which include salaries, payroll taxes, employee benefit costs, bonuses, commissions, as applicable and stock-based compensation expense.
Sales and marketing.  Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, marketing, travel and allocated overhead, which includes facilities related costs. We expect sales and marketing expenses to continue to increase, in absolute dollars, for the remainder of 2016 compared to 2015 primarily due to our planned growth in our sales and marketing organization, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating expenses as we continue to expand our business.
Research and development.  R&D expenses primarily consist of personnel-related costs attributable to our R&D personnel and contractors, as well as allocated overhead, which includes facilities related costs. We have devoted our product development efforts primarily to incorporate additional features, improve functionality, support additional languages, develop new products and adapt to new technologies or changes to existing technologies. We expect that our R&D expenses will continue to increase, in absolute dollars, for the remainder of 2016 compared to 2015 as we increase our R&D headcount to further enhance and develop our products.
General and administrative.  General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, legal, human resources and administrative personnel, as well as outsourced legal, accounting and other professional services fees and allocated overhead, which includes facilities related costs. We expect that general and administrative expenses will continue to increase, in absolute dollars, for the remainder of 2016 compared to 2015 as we further expand our operations both domestically and internationally.
Other Income, Net
Other income, net consists primarily of gains and losses on foreign currency transactions and interest income on our cash and cash equivalents balances.

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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on February 25, 2016.
Recent Accounting Pronouncements
The anticipated impact of recent accounting pronouncements is discussed in Note 2 to the accompanying notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$96,415	$84,420
Maintenance and services	75,283	45,725
Total revenues	171,698	130,145
Cost of revenues
License	1,031	872
Maintenance and services	21,462	14,549
Total cost of revenues (1)	22,493	15,421
Gross profit	149,205	114,724
Operating expenses
Sales and marketing (1)	106,164	72,190
Research and development (1)	70,893	41,850
General and administrative (1)	18,532	14,495
Total operating expenses	195,589	128,535
Operating loss	(46,384)	(13,811)
Other income, net	1,663	1,810
Loss before income tax expense (benefit)	(44,721)	(12,001)
Income tax expense (benefit)	857	(1,974)
Net loss	$(45,578)	$(10,027)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of revenues	$2,804	$1,304
Sales and marketing	16,945	8,509
Research and development	22,099	10,086
General and administrative	3,352	2,348

	Three Months Ended March 31,
	2016	2015
	(as a percentage of total revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	56.2%	64.9%
Maintenance and services	43.8%	35.1%
Total revenues	100.0%	100.0%
Cost of revenues
License	0.6%	0.7%
Maintenance and services	12.5%	11.2%
Total cost of revenues	13.1%	11.8%
Gross profit	86.9%	88.2%
Operating expenses
Sales and marketing	61.8%	55.5%
Research and development	41.3%	32.2%
General and administrative	10.8%	11.1%
Total operating expenses	113.9%	98.8%
Operating loss	(27.0)%	(10.6)%
Other income, net	1.0%	1.4%
Loss before income tax expense (benefit)	(26.0)%	(9.2)%
Income tax expense (benefit)	0.5%	(1.5)%
Net loss	(26.5)%	(7.7)%

Comparison of Three Months Ended March 31, 2016 and 2015
Revenues

	Three Months Ended March 31,
	2016	2015	% Change
Revenues	(dollars in thousands)
License	$96,415	$84,420	14.2%
Maintenance and services	75,283	45,725	64.6%
Total revenues	$171,698	$130,145	31.9%
Total revenues were $171.7 million for the three months ended March 31, 2016 compared to $130.1 million for the three months ended March 31, 2015, an increase of $41.6 million. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers both domestically and internationally. For example, we added over 3,500 new customer accounts in the three months ended March 31, 2016. License revenues increased $12.0 million from the three months ended March 31, 2015 compared to the three months ended March 31, 2016 as a direct result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. Maintenance and services revenues increased $29.6 million from the three months ended March 31, 2015 compared to the three months ended March 31, 2016. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 28% for the three months ended March 31, 2016 from 24% for the three months ended March 31, 2015.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2016	2015	% Change
Cost of revenues	(dollars in thousands)
License	$1,031	$872	18.2%
Maintenance and services	21,462	14,549	47.5%
Total cost of revenues	$22,493	$15,421	45.9%

	Three Months Ended March 31,
	2016	2015
Gross Margin
License	98.9%	99.0%
Maintenance and services	71.5%	68.2%
Total gross margin	86.9%	88.2%
Total cost of revenues was $22.5 million for the three months ended March 31, 2016 compared to $15.4 million for the three months ended March 31, 2015. The increase of $7.1 million was largely related to an increase in compensation expense of $4.9 million, which includes a $1.5 million increase in stock-based compensation, primarily resulting from headcount growth to support maintenance and services provided to our expanding customer base. The remainder of the increase was primarily attributable to a $1.9 million increase in allocated overhead, which includes facilities related costs. The decrease in total gross margin for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to additional investment in our technical support and services organization including higher personnel costs to support our expanding customer base and continued investment in hosting Tableau Online.

Operating Expenses

	Three Months Ended March 31,
	2016	2015	% Change
Operating expenses	(dollars in thousands)
Sales and marketing	$106,164	$72,190	47.1%
Research and development	70,893	41,850	69.4%
General and administrative	18,532	14,495	27.9%
Total operating expenses	$195,589	$128,535	52.2%
Sales and Marketing
Sales and marketing expenses were $106.2 million for the three months ended March 31, 2016 compared to $72.2 million for the three months ended March 31, 2015. The increase of $34.0 million was largely related to an increase in compensation expense of $26.3 million, which includes a $8.4 million increase in stock-based compensation, primarily resulting from headcount growth as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to a $4.9 million increase in allocated overhead, which includes facilities related costs, and a $2.0 million increase in additional marketing and travel costs for marketing promotions, customer events and advertising that promoted our brand and created market awareness for our technology offerings both domestically and internationally.
Research and Development
R&D expenses were $70.9 million for the three months ended March 31, 2016 compared to $41.9 million for the three months ended March 31, 2015. The increase of $29.0 million was largely related to an increase in compensation expense of $25.5 million, which includes a $12.0 million increase in stock-based compensation, primarily resulting from headcount growth as part of our focus on further developing and enhancing our products. The remainder of the increase was primarily attributable to a $3.2 million increase in allocated overhead, which includes facilities related costs.
General and Administrative
General and administrative expenses were $18.5 million for the three months ended March 31, 2016 compared to $14.5 million for the three months ended March 31, 2015. The increase of $4.0 million was largely related to an increase in compensation expense of $2.4 million, which includes a $1.0 million increase in stock-based compensation, primarily resulting from headcount growth to support our expansion both domestically and internationally. The remainder of the increase was primarily attributable to a $0.8 million increase in allocated overhead, which includes facilities related costs.
Other Income, Net

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Other income, net	$1,663	$1,810
Other income, net for the three months ended March 31, 2016 decreased primarily due to a decrease in gains associated with foreign currency transactions partially offset by an increase in interest income.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Income tax expense (benefit)	$857	$(1,974)
Effective tax rate	(1.9)%	16.4%
Period specific items	$—	$(963)

Our effective tax rate was (1.9)% and 16.4% for the three months ended March 31, 2016 and 2015, respectively. The difference in the effective tax rates is attributable to the U.S. federal and state deferred tax asset valuation allowance that was established in the fourth quarter of 2015 and period specific items that impacted the March 31, 2015 effective tax rate, related primarily to disqualifying dispositions on incentive stock options.
Non-GAAP Financial Measures
We believe that the use of non-GAAP gross profit and gross margin, non-GAAP operating income (loss) and operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per basic and diluted common share and free cash flow is helpful to our investors. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with GAAP. Non-GAAP gross profit is calculated by excluding stock-based compensation expense and expense related to amortization of acquired intangible assets, each to the extent attributable to the cost of revenues, from gross profit. Non-GAAP gross margin is the ratio calculated by dividing non-GAAP gross profit by total revenues. Non-GAAP operating income (loss) is calculated by excluding stock-based compensation expense and expense related to amortization of acquired intangible assets from operating income (loss). Non-GAAP operating margin is the ratio calculated by dividing non-GAAP operating income (loss) by total revenues. Non-GAAP net income (loss) is calculated by excluding stock-based compensation expense, expense related to amortization of acquired intangible assets and related income tax adjustments from net income (loss). Non-GAAP net income (loss) per basic and diluted common share is calculated by dividing non-GAAP net income (loss) by the basic and diluted weighted average shares outstanding. Non-GAAP diluted weighted average shares outstanding includes the effect of dilutive shares in periods of non-GAAP net income.
In order to provide better consistency across interim reporting periods, and to eliminate the effects of non-recurring and period-specific items, we utilize a fixed projected non-GAAP tax rate for each quarter in a fiscal year in our computation of non-GAAP net income (loss). To determine this long-term rate, we evaluate a three-year financial projection that excludes the impact of non-cash stock-based compensation expense, expense related to amortization of acquired intangible assets and the related direct income tax benefit. The projected rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The non-GAAP tax rate applied to the three months ended March 31, 2015 was 43% and did not assume the U.S. federal R&D tax credit would be extended. In December 2015, the federal R&D tax credit was permanently extended. Accordingly, we revised our long-term non-GAAP tax rate to 30% and applied this rate to the three months ended March 31, 2016. The long-term non-GAAP tax rate assumes our deferred income tax assets will be realized based upon projected future taxable income excluding stock-based compensation expense. We anticipate using this non-GAAP tax rate in future periods. We may provide updates to this rate on an annual basis upon the completion of each fiscal year, or more frequently if material changes occur.
Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company's non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period. The expense related to amortization of acquired intangible assets is dependent upon estimates and assumptions, which can vary significantly and are unique to each asset acquired; therefore, we believe non-GAAP measures that adjust for the amortization of acquired intangible assets provides investors a consistent basis for comparison across accounting periods.
We calculate free cash flow as net cash provided by operating activities less net cash used in investing activities for purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet. All of our non-GAAP financial measures are important tools for financial and operational decision-making and for evaluating our own operating results over different periods of time.
Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently, particularly related to non-recurring, unusual items. In addition, there are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge our investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.
The following table summarizes our non-GAAP financial measures:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Non-GAAP gross profit	$152,038	$116,028
Non-GAAP gross margin	88.5%	89.2%
Non-GAAP operating income (loss)	$(1,155)	$8,436
Non-GAAP operating margin	(0.7)%	6.5%
Non-GAAP net income	$356	$5,840
Free cash flow	$23,813	$27,384
The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Gross profit	$149,205	$114,724
Excluding: Stock-based compensation expense attributable to cost of revenues	2,804	1,304
Excluding: Amortization of acquired intangible assets	29	—
Non-GAAP gross profit	$152,038	$116,028
The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Three Months Ended March 31,
	2016	2015

Gross margin	86.9%	88.2%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.6%	1.0%
Excluding: Amortization of acquired intangible assets	0.0%	—%
Non-GAAP gross margin	88.5%	89.2%
The following table presents the reconciliation of operating loss to non-GAAP operating income (loss):

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating loss	$(46,384)	$(13,811)
Excluding: Stock-based compensation expense	45,200	22,247
Excluding: Amortization of acquired intangible assets	29	—
Non-GAAP operating income (loss)	$(1,155)	$8,436

The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Three Months Ended March 31,
	2016	2015

Operating margin	(27.0)%	(10.6)%
Excluding: Stock-based compensation expense	26.3%	17.1%
Excluding: Amortization of acquired intangible assets	0.0%	—%
Non-GAAP operating margin	(0.7)%	6.5%
The following table presents the reconciliation of net loss to non-GAAP net income and non-GAAP net income per basic and diluted common share:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Net loss	$(45,578)	$(10,027)
Excluding: Stock-based compensation expense	45,200	22,247
Excluding: Amortization of acquired intangible assets	29	—
Income tax adjustment	705	(6,380)
Non-GAAP net income	$356	$5,840

Weighted average shares used to compute non-GAAP basic net income per share	73,816	70,490
Effect of potentially dilutive shares: stock awards	5,220	6,075
Weighted average shares used to compute non-GAAP diluted net income per share	79,036	76,565

Non-GAAP net income per share:
Basic	$0.00	$0.08
Diluted	$0.00	$0.08
The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$37,466	$35,004
Less: Purchases of property and equipment	13,653	7,620
Free cash flow	$23,813	$27,384
Net cash used in investing activities	$(30,052)	$(7,620)
Net cash provided by financing activities	$4,240	$8,672
Non-GAAP Operating Income (Loss)
Non-GAAP operating loss for the three months ended March 31, 2016 was $1.2 million compared to a non-GAAP operating income of $8.4 million for the three months ended March 31, 2015. The decrease was primarily the result of increased operating expenses attributable to additional headcount.

Non-GAAP Net Income
Non-GAAP net income for the three months ended March 31, 2016 was $0.4 million compared to a non-GAAP net income of $5.8 million for the three months ended March 31, 2015. The decrease was primarily the result of increased operating expenses attributable to additional headcount.
Free Cash Flow
Free cash flow for the three months ended March 31, 2016 was $23.8 million compared to free cash flow of $27.4 million for the three months ended March 31, 2015. The decrease was primarily the result of an increase in cash used to purchase property and equipment.
Liquidity and Capital Resources
As of March 31, 2016, we had cash and cash equivalents totaling $808.0 million, accounts receivable, net of $108.7 million and $654.5 million of working capital.
The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	March 31,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$808,002	$795,900

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$37,466	$35,004
Net cash used in investing activities	(30,052)	(7,620)
Net cash provided by financing activities	4,240	8,672
Effect of exchange rate changes on cash and cash equivalents	448	(1,005)
Net increase in cash and cash equivalents	$12,102	$35,051
Cash and Cash Equivalents
As of March 31, 2016, our cash and cash equivalents were held for working capital purposes, a majority of which was held in cash deposits and money market funds. We intend to increase our capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $37.5 million for the three months ended March 31, 2016. The cash provided by operating activities was affected by a net loss of $45.6 million, adjusted for stock-based compensation expense of $45.2 million, non-cash depreciation and amortization expense of $7.6 million related to capital expenditures, a $9.0 million increase in deferred revenue and a $24.0 million decrease in accounts receivable, net. The increase in deferred revenue was primarily due to increased sales of maintenance agreements. The decrease in accounts receivable, net, was primarily due to seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter. The increase in stock-based compensation expense was primarily related to headcount growth.
Net cash provided by operating activities was $35.0 million for the three months ended March 31, 2015. The cash provided by operating activities was affected by a net loss of $10.0 million, adjusted for stock-based compensation expense of $22.2 million, non-cash depreciation and amortization expense of $4.8 million related to capital expenditures, a $14.5 million decrease in accounts receivable, net and a $9.2 million increase in deferred revenue. The decrease in accounts receivable, net was primarily due to the seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter. The increase in deferred revenue was primarily due to increased license and maintenance agreement sales.
Investing Activities
Cash used in investing activities was $30.1 million for the three months ended March 31, 2016. The cash used for this period was primarily attributable to $16.4 million paid to acquire HyPer and $13.7 million in capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Cash used in investing activities was $7.6 million for the three months ended March 31, 2015. The cash used for this period was primarily attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Cash inflows from our financing activities for the three months ended March 31, 2016 and 2015 were $4.2 million and $8.7 million, respectively. During the three months ended March 31, 2016 and 2015, cash provided by financing activities was primarily due to proceeds from the issuance of common stock of $4.0 million and $8.3 million, respectively.
Obligations and Commitments
As of March 31, 2016, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates though 2029. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Our contractual commitments are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. There have been no material changes in our contractual commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2016, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016.
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
Based on management's evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this quarterly report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may be involved in various legal proceedings and claims related to intellectual property rights, commercial disputes, employment and wage and hour laws, alleged securities laws violations or other investor claims and other matters. For example, we have been, and may in the future be, put on notice and sued by third parties for alleged infringement of their proprietary rights, including patent infringement. We evaluate these claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and a potential adverse result. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition or operating results.
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
While we achieved profitability on an annual basis in 2014, we incurred a net loss in 2015 and did not consistently achieve profitability on a quarterly basis during these periods. For example, we had net losses in the first, second and third quarters of 2014 and each quarter of 2015. We also incurred a net loss in the first quarter of 2016. We expect expenses to continue to increase in the near term, particularly as we make investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products.
Moreover, as we grow our business, we expect our revenue growth rates to continue to slow in future periods due to a number of reasons, which may include slowing demand for our products, shifts in customer demand and spending on licenses for our products, shifts in sales of subscription-based versus perpetual licenses, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, the maturation of our business or the decline in the number of organizations into which we have not already expanded. Accordingly, our historical revenue growth should not be considered indicative of our future performance.
If we are unable to attract, integrate and retain additional qualified personnel, including top technical talent, our business could be adversely affected.
Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel, including a candidate to fill our current opening for an executive leader of global sales and marketing as well as top technical talent from the industry and top research institutions. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled personnel in those areas. We have limited experience with recruiting in geographies outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.
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
We have been growing at a rapid pace and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, our business and results of operations will be adversely affected.
We have experienced rapid growth in a relatively short period of time. Our revenues grew to $171.7 million in the three months ended March 31, 2016 from $130.1 million in the three months ended March 31, 2015. Our number of full time employees increased to 3,168 as of March 31, 2016 from 2,192 as of March 31, 2015. During this period, we also expanded our operations within the United States and internationally.
We intend to continue to grow our business. For example, we plan to continue to hire new employees, particularly in our sales and engineering groups. If we cannot adequately train these new employees, including our direct sales force, our sales productivity could be impacted or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding internationally, establishing operations in additional countries outside the United States, and we intend to make direct and substantial investments to continue our international expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, our growth has slowed in recent periods, and we cannot provide any assurance that our business will continue to grow at any particular rate, or at all.
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

•	business analytics software companies, such as Qlik, MicroStrategy and TIBCO Spotfire (a subsidiary of TIBCO Software Inc.); and

•	SaaS based products or cloud-based analytics providers.
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
Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, some of which are outside of our control, such as:

•
the timing of satisfying revenue recognition criteria, particularly with regard to large transactions, as well as the transition of large perpetual license transactions to subscription and term based enterprise license agreements;

•	the expansion of our customer base;

•	the renewal of maintenance agreements with, and sales of additional products to, existing customers;

•	seasonal variations in our sales, which have generally historically been highest in the fourth quarter of a calendar year and lowest in the first quarter;

•	the size, timing and terms of our perpetual license sales to both existing and new customers;

•	increasing customer demand and adoption of our term based and subscription license products and services with ratable revenue;

•	changes in the mix of term and subscription license sales versus perpetual license sales;

•	the mix of direct sales versus sales through our indirect sales channels;

•	the introduction of products and product enhancements by existing competitors or new entrants into our market and changes in pricing for products offered by us or our competitors;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	changes in customers' budgets;

•	customer acceptance of and willingness to pay for new versions of our products;

•	seasonal variations related to sales and marketing and other activities, such as expenses related to our annual customer conferences; and

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.
Additional factors include:

•	costs related to the hiring, training and maintenance of our direct sales force;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	our ability to control costs, including our operating expenses; and

•	fluctuations in our effective tax rate.

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
Our future growth also depends upon expanding sales of our products to and renewing license and maintenance agreements with existing customers and their organizations. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in increased sales to existing customers ("upsells") and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer. Moreover, while most of our software is licensed and sold under perpetual license agreements, we also enter into term license agreements with some of our customers and offer a SaaS-based product, Tableau Online, which is sold on a subscription basis. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variation in the periods revenue is recognized even if our sales remain consistent. In addition, all of our maintenance and support agreements are sold on a term basis. In order for us to grow our revenues and increase profitability, it is important that our existing customers renew their maintenance and support agreements and their term licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance and support contracts with us after the initial terms have expired. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers' spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenues may decline.
We derive substantially all of our revenues from a limited number of software products.
We currently derive and expect to continue to derive substantially all of our revenues from our Tableau Desktop, Tableau Server and Tableau Online software products. As such, the continued growth in market demand of these software products is critical to our continued success. Demand for our software is affected by a number of factors, including continued market acceptance of our products, the timing of development and release of new products by our competitors, price changes by us or by our competitors, technological change, growth or contraction in the traditional and expanding business analytics market and general economic conditions and trends. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, results of operations, financial condition and growth prospects will be materially and adversely affected.

Our success depends on increasing the number and value of enterprise sales transactions, which typically involve a longer sales cycle, greater deployment challenges and additional support and services than sales to individual purchasers of our products.
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. During the three months ended March 31, 2016, we closed 268 sales transactions greater than $100,000 compared to 249 sales transactions greater than $100,000 in the three months ended March 31, 2015, representing an 8% increase in the number of transactions. These larger transactions may involve significant customer negotiation and are typically completed near the end of the quarter. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
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
Our future success depends in large part on the continued contributions of our senior management and other key personnel. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our products and our strategic direction. We do not maintain "key person" insurance for any member of our senior management team or any of our other key employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.
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
Because our software is complex, undetected errors, failures or bugs may occur, especially when new versions or updates are released. Our software is often installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into computing environments may expose undetected errors, compatibility issues, failures or bugs in our software. Despite testing by us, errors, failures or bugs may not be found in our software until it is released to our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our software, which could result in customer dissatisfaction and adversely impact the perceived utility of our products as well as our brand. Any of these real or perceived errors, compatibility issues, failures or bugs in our software could result in negative publicity, reputational harm, loss of or delay in market acceptance of our software, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays or cessation of our licensing, which could cause us to lose existing or potential customers and could adversely affect our results of operations and growth prospects.

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
A wide variety of local, state, national and international laws, directives and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance and business. Changing definitions of personal data and personal information, within the European Union, the United States and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data.
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
We will need to maintain our relationships with third-party software and service providers and to obtain software and services from such providers that do not contain any errors or defects. Any failure to do so could adversely impact our ability to deliver effective products to our customers and could harm our operating results.
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
We also cannot be certain that we will be able to maintain successful relationships with any channel partners. These channel partners may not have an exclusive relationship with us and may offer customers the products of several different companies, including products that compete with ours. With or without an exclusive relationship, we cannot be certain that they will prioritize or provide adequate resources for selling our products. A lack of support by any of our channel partners may harm our ability to develop, market, sell or support our products, as well as harm our brand. There can be no assurance that our channel partners will comply with the terms of our commercial agreements with them or will continue to work with us when our commercial agreements with them expire or are up for renewal. If we are unable to maintain our relationships with these channel partners, or these channel partners fail to live up to their contractual obligations, our business, results of operations and financial condition could be harmed.
Our long-term growth depends in part on being able to expand internationally on a profitable basis.
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 72.0% of our total revenues in the three months ended March 31, 2016 was derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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

•
compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets and the risks and costs of non-compliance;

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
As of March 31, 2016, we had 17 issued U.S. patents covering our technology and 36 patent applications pending for examination in the United States. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
In addition to intellectual property litigation, we may be subject to other claims arising from our normal business activities. These may include claims, suits and proceedings involving labor and employment, wage and hour, commercial, alleged securities laws violations or other investor claims and other matters. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources and lead to attempts on the part of other parties to pursue similar claims. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or enter into royalty or licensing arrangements, which could adversely affect our results of operations and cash flows, harm our reputation or otherwise negatively impact our business.
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
Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm's-length basis, are challenged and successfully disputed by the taxing authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes and other indirect taxes on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service ("IRS") and other taxing authorities. The taxing authorities in the United States and other countries where we do business regularly examine our income and other tax returns. The ultimate outcome of any tax examination cannot be predicted with certainty. Should the IRS or other taxing authorities assess additional taxes as a result of an examination, we may be required to record charges to our operations.
The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.
Any changes to or the reform of current U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. We currently have no accumulated foreign earnings; however, this could change on a go forward basis because of the early stage of our international operations. In addition, due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
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
Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our results of operations and financial condition.
Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to operate our business for some period of time. For example, we host our Tableau Online and Tableau Public products from a data center located in the San Francisco Bay Area, a region known for seismic activity. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business and results of operations and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, results of operations and financial condition. In addition, the facilities of significant customers or major strategic partners may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.
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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock's daily closing price on the New York Stock Exchange has ranged from $37.22 to $128.74 through May 4, 2016. On May 4, 2016, the closing price of our Class A common stock was $49.95.
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

•
failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors on a quarterly basis;

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
In addition, as of March 31, 2016, we had options outstanding that, if fully exercised, would result in the issuance of approximately 5.3 million shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
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
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts or their expectations regarding our performance on a quarterly or annual basis. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If we fail to meet one or more of these analysts' published expectations regarding our performance on a quarterly basis, our share price or trading volume could decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

The dual class structure of our common stock and the existing ownership of capital stock by our executive officers, directors and their affiliates have the effect of concentrating voting control with our executive officers, directors and their affiliates for the foreseeable future, which will limit the ability of our other investors to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2016, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 78% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
Being a public company and these new rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee and qualified executive officers.
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

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None
Use of Proceeds from Public Offering of Common Stock
On May 16, 2013, our registration statement on Form S-1 (File No. 333-188660) was declared effective by the SEC for our initial public offering, and the offering closed on May 22, 2013. The aggregate offering price for shares sold in the offering was approximately $292.3 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We raised approximately $177.0 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $20.5 million and other offering expenses of approximately $2.6 million.
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
*    Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1) Filed as exhibit 3.1 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2013 (File No. 001-35925) and incorporated herein by reference.
(2) Filed as Exhibit 3.4 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-187683), filed with the Securities and Exchange Commission on April 2, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May 2016.

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

*    Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.