Form 10-Q
period 2016-06-30
Tableau Software Inc
filed 2016-08-08
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 3, 2016, there were approximately 56,949,696 shares of the Registrant's Class A common stock and 18,339,359 shares of the Registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$834,747	$795,900
Accounts receivable, net of allowance for doubtful accounts of $941 and $888	134,025	131,784
Prepaid expenses and other current assets	17,919	16,977
Income taxes receivable	5	78
Total current assets	986,696	944,739
Property and equipment, net	84,662	72,350
Goodwill	15,531	932
Deferred income taxes	1,439	1,544
Deposits and other assets	12,322	11,146
Total assets	$1,100,650	$1,030,711
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$12,596	$1,152
Accrued compensation and employee related benefits	52,629	53,003
Other accrued liabilities	37,522	31,838
Income taxes payable	1,114	1,000
Deferred revenue	213,551	185,608
Total current liabilities	317,412	272,601
Deferred revenue	17,528	12,903
Other long-term liabilities	18,158	11,262
Total liabilities	353,098	296,766
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 18,339,359 and 19,331,666 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2	2
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 56,942,781 and 53,872,798 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	914,554	805,804
Accumulated other comprehensive income (loss)	(1,400)	643
Accumulated deficit	(165,609)	(72,509)
Total stockholders' equity	747,552	733,945
Total liabilities and stockholders' equity	$1,100,650	$1,030,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Revenues
License	$116,349	$96,741	$212,764	$181,161
Maintenance and services	82,186	53,119	157,469	98,844
Total revenues	198,535	149,860	370,233	280,005
Cost of revenues
License	1,602	477	2,633	1,349
Maintenance and services	23,262	16,276	44,724	30,825
Total cost of revenues (1)	24,864	16,753	47,357	32,174
Gross profit	173,671	133,107	322,876	247,831
Operating expenses
Sales and marketing (1)	119,889	85,061	226,053	157,251
Research and development (1)	77,516	47,333	148,409	89,183
General and administrative (1)	23,141	18,674	41,673	33,169
Total operating expenses	220,546	151,068	416,135	279,603
Operating loss	(46,875)	(17,961)	(93,259)	(31,772)
Other income (expense), net	1,019	(623)	2,682	1,187
Loss before income tax expense (benefit)	(45,856)	(18,584)	(90,577)	(30,585)
Income tax expense (benefit)	1,666	395	2,523	(1,579)
Net loss	$(47,522)	$(18,979)	$(93,100)	$(29,006)

Net loss per share:
Basic	$(0.64)	$(0.27)	$(1.25)	$(0.41)
Diluted	$(0.64)	$(0.27)	$(1.25)	$(0.41)

Weighted average shares used to compute net loss per share:
Basic	74,756	71,426	74,286	70,961
Diluted	74,756	71,426	74,286	70,961

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenues	$2,642	$1,644	$5,446	$2,948
Sales and marketing	16,605	10,790	33,550	19,299
Research and development	22,409	12,462	44,508	22,548
General and administrative	3,715	3,561	7,067	5,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(47,522)	$(18,979)	$(93,100)	$(29,006)
Other comprehensive income (loss):
Foreign currency translation, net	319	(263)	(2,043)	325
Comprehensive loss	$(47,203)	$(19,242)	$(95,143)	$(28,681)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Operating activities
Net loss	$(93,100)	$(29,006)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	16,001	10,146
Stock-based compensation expense	90,571	50,704
Excess tax benefit from stock-based compensation	(552)	(633)
Deferred income taxes	239	(2,884)
Changes in operating assets and liabilities
Accounts receivable, net	(2,176)	605
Prepaid expenses, deposits and other assets	(419)	(7,173)
Income taxes receivable	72	77
Deferred revenue	31,654	22,783
Accounts payable and accrued liabilities	18,086	10,383
Income taxes payable	105	49
Net cash provided by operating activities	60,481	55,051
Investing activities
Purchases of property and equipment	(23,452)	(19,117)
Business combinations	(16,399)	—
Net cash used in investing activities	(39,851)	(19,117)
Financing activities
Proceeds from issuance of common stock	18,040	12,900
Excess tax benefit from stock-based compensation	552	633
Net cash provided by financing activities	18,592	13,533
Effect of exchange rate changes on cash and cash equivalents	(375)	(574)
Net increase in cash and cash equivalents	38,847	48,893
Cash and cash equivalents
Beginning of period	795,900	680,613
End of period	$834,747	$729,506

Non-cash activities
Accrued purchases of property and equipment	$14,663	$6,002
Asset retirement obligations recognized, net	70	304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business
Tableau Software, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the "Company," "we," "us" or "our") are headquartered in Seattle, Washington. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently offer five key products: Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a hosted software-as-a-service ("SaaS") version of Tableau Server; Tableau Public, a free cloud-based platform for analyzing and sharing public data; and Vizable, a free application used to easily analyze data on a tablet.
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
Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer's financial condition and generally collateral is not required. As of June 30, 2016 and December 31, 2015, no individual customer accounted for 10% or more of total accounts receivable. For the three and six months ended June 30, 2016 and 2015, no individual customer represented 10% or more of our total revenues.
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
Goodwill and Intangible Assets
Intangible assets with a finite life are typically amortized over their useful lives which range from three to five years. Goodwill is tested for impairment on an annual basis in the third quarter and more frequently if circumstances indicate that the carrying value may not be recoverable. As part of our goodwill impairment test, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. For purposes of this assessment, we consider the enterprise to be the reporting unit. If we determine it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will perform a two-step quantitative impairment test. The first step is to compare the fair value of our reporting unit to its carrying value. If step one indicates that an impairment may exist, the second step is performed to measure the amount impaired, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. We have not had any impairments of the goodwill balance.
Recent Accounting Pronouncements
In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards ("IFRS"), the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 related to revenue recognition. The guidance sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since the issuance of ASU 2014-09, the FASB has also issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, all of which clarify certain aspects of ASU 2014-09. ASU 2014-09 provides for retrospective or modified prospective methods of initial adoption and is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We are currently evaluating the method of adoption and the impact that these standards will have on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09 related to stock-based compensation. The new guidance, which simplifies the accounting and presentation for share-based payments, provides for a number of amendments which impact the accounting for income taxes and the accounting for forfeitures. ASU 2016-09 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016 and requires varied adoption methods for each respective amendment. Though permitted, we do not plan to adopt this standard early. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
Note 3. Business Combinations
On March 1, 2016, we acquired HyPer, a high-performance main-memory database system, for $16.4 million in cash. Through this acquisition, we acquired new technology, capable of enhancing our key products, and additional engineering talent. We have accounted for this transaction as a business combination, and allocated $1.8 million to the acquired technology intangible asset. The remaining purchase price was recorded to goodwill which is primarily attributable to the synergies between HyPer and our key products. No other assets or liabilities were identified as part of the acquisition. A portion of the goodwill balance associated with this transaction is deductible for U.S. income tax purposes.
Pro forma results of operations for this acquisition have not been presented as the effects were not material to our consolidated financial results.
Certain employees hired in conjunction with the acquisition receive restricted stock units ("RSUs"). These awards are subject to service conditions, and certain awards are also subject to the completion of a technology milestone. We will account for these awards as a post-business combination expense.
Note 4. Stockholders' Equity
Common Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 75,000,000 shares of Class B common stock, at $0.0001 par value per share, and 750,000,000 shares of Class A common stock, at $0.0001 par value per share. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each holder of Class B common stock is entitled to ten votes per share and each holder of Class A common stock is entitled to one vote per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions. At its discretion, the board of directors may declare dividends on shares of common stock, subject to the rights of our preferred stockholders, if any. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.
Preferred Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 10,000,000 shares of preferred stock at $0.0001 par value per share. Our board of directors has the authority to provide for the issuance of all the shares in one or more series. At its discretion, our board of directors may designate the voting rights and preferences of the preferred stock.
Note 5. Stock-Based Compensation
Our 2004 Equity Incentive Plan (the "2004 Plan") authorizes the granting of options to purchase shares of our Class B common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors. Our 2013 Equity Incentive Plan, as amended, (the "2013 Plan" and, together with the 2004 Plan, the "Plans"), which was the successor to our 2004 Plan, authorizes the granting of options to purchase shares of our Class A common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors. Options granted under the Plans may be incentive or nonstatutory stock options. Incentive stock options may only be granted to employees. The term of each option is stated in the award agreement, but shall be no more than ten years from the date of grant. The board of directors determines the period over which options and RSUs become vested. Currently, the vesting period for our options and RSUs is typically four years.
Our 2013 Employee Stock Purchase Plan ("2013 ESPP") allows eligible employees to purchase shares of our Class A common stock, at a discount, through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The 2013 ESPP currently includes purchase periods approximately six months in duration starting on the first trading date on or after June 1st and December 1st of each year. Participants are able to purchase shares of our common stock at 85% of the lower of its fair market value on (i) the first day of the purchase period or on (ii) the purchase date, which is the last day of the purchase period.
A summary of the option activity during the six months ended June 30, 2016 is presented below:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2015	5,953,771	$8.92
Options exercised	(889,055)	7.37
Options canceled	(287)	57.87
Options forfeited	(79,350)	25.37
Balances at June 30, 2016	4,985,079	$8.93	5.63	$199,619
Vested and expected to vest at June 30, 2016	4,985,007	$8.93	5.63	$199,617
Exercisable at June 30, 2016	4,422,564	$8.32	5.51	$179,717
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
A summary of the RSU activity during the six months ended June 30, 2016 is presented below:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Non-Vested outstanding at December 31, 2015	5,406,077	$93.61
RSUs granted	3,585,358	42.77
RSUs vested	(925,953)	92.47
RSUs forfeited	(302,438)	75.41
Non-Vested outstanding at June 30, 2016	7,763,044	$70.81
Stock-based compensation expense is amortized using the straight-line method over the requisite service period. As of June 30, 2016, total unrecognized compensation expense, adjusted for estimated forfeitures, related to stock options and non-vested RSUs was approximately $492.4 million which is expected to be recognized over a period of 3.0 years.
The summary of shares available for issuance of equity based awards (including stock options and RSUs) during the six months ended June 30, 2016 is as follows:

	Shares Available for Grant
	2013 Plan	2013 ESPP
Balances at December 31, 2015	6,361,749	3,320,668
Authorized	3,660,223	732,044
Granted	(3,585,358)	(262,668)
Canceled	287	—
Forfeited	381,788	—
Balances at June 30, 2016	6,818,689	3,790,044
Note 6. Income Taxes
          The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate, excluding jurisdictions for which no benefit can be recognized due to valuation allowance, and adjusted for discrete items, if any, in the relevant period. However, given current and expected operating levels during the year, estimating a reliable annual effective tax rate has become increasingly difficult. Even small changes in forecasted results can result in significant changes to our annual effective tax rate. Therefore, we have determined that the actual year to date effective tax rate is the best estimate of the annual effective tax rate for the three and six months ended June 30, 2016. We will continue to utilize this methodology until reliable estimates of the annual effective tax rate can be made.
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
Our effective tax rate was (3.6)% and (2.1)% for the three months ended June 30, 2016 and 2015 and (2.8)% and 5.2% for the six months ended June 30, 2016 and 2015, respectively. The difference in the effective tax rates between the six month periods is attributable to the U.S. federal and state deferred tax asset valuation allowance that was established in the fourth quarter of 2015 and period specific items that impacted the June 30, 2015 effective tax rate, related primarily to disqualifying dispositions on incentive stock options.
During the six months ended June 30, 2016, we recognized income tax expense of $2.5 million related to foreign taxes. There was no domestic income tax expense (benefit) recorded in the current period due to our U.S. federal and state deferred tax asset valuation allowance. During the six months ended June 30, 2015, we recognized an income tax benefit of $1.6 million, which included $1.4 million of discrete tax benefits relating to disqualifying dispositions of incentive stock options.
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

Note 7. Commitments and Contingencies
Operating Lease Commitments
As of June 30, 2016, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2029. There have been no material changes in our principal lease commitments compared to those discussed in Note 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
United States and Canada	$141,478	$113,119	$265,126	$211,562
International	57,057	36,741	105,107	68,443
Total revenues	$198,535	$149,860	$370,233	$280,005

Note 9. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net loss per share - basic and diluted
Net loss	$(47,522)	$(18,979)	$(93,100)	$(29,006)
Weighted average shares outstanding used to compute basic and diluted net loss per share	74,756	71,426	74,286	70,961
Net loss per share - basic and diluted	$(0.64)	$(0.27)	$(1.25)	$(0.41)

The following shares subject to outstanding awards were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Shares subject to outstanding common stock awards	13,052	11,326	13,052	11,326
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
The following table presents the fair value of our financial assets using the fair value hierarchy:

	June 30, 2016
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$788,188	$—	$—	$788,188

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$736,806	$—	$—	$736,806
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
Overview
Our mission is to help people see and understand data. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently offer five key products: Tableau Desktop, a self-service powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a hosted software-as-a-service ("SaaS") version of Tableau Server; Tableau Public, a free cloud-based platform for analyzing and sharing public data; and Vizable, a free application used to easily analyze data on a tablet.
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
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions and non-profits. As of June 30, 2016, we had over 46,000 customer accounts. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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
We generate revenues primarily in the form of license fees and related maintenance and services fees. License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers and include perpetual, term and subscription licensing arrangements. Fees from perpetual licenses comprised over 90% of our license revenues for each of the three and six months ended June 30, 2016. Fees from term and subscription licenses have increased as a percentage of total revenues in recent periods and include license revenues from Tableau Online, enterprise license agreements, term license sales and OEM arrangements which are recognized on a ratable basis. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total revenues as demand from our customer base shifts to cloud-based and subscription products and as our customers enter into additional enterprise license agreements. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variation in the revenue we recognize in a given period. Maintenance and services revenues reflect the revenues recognized from fees paid for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements. When purchasing a license, a customer typically also purchases one year of maintenance service and has the opportunity to renew maintenance service annually thereafter. We expect that maintenance and services revenues will continue to become a larger percentage of our total revenues as our customer base grows.
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
With approximately 29% and 28% of our total revenues from customers located outside the United States and Canada during the three and six months ended June 30, 2016, respectively, we believe there is significant opportunity to expand our international business. Our products currently support eight languages, and we are expanding our direct sales force and indirect sales channels internationally.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We continue to expand our customer base. As of June 30, 2016, we had over 46,000 customer accounts as compared to over 32,000 customer accounts as of June 30, 2015.
During the three and six months ended June 30, 2016, we closed 332 and 600 sales transactions greater than $100,000, respectively, compared to 233 and 482 during the three and six months ended June 30, 2015, respectively. We anticipate that sales transactions greater than $100,000 will fluctuate on a quarter by quarter basis.
During the three and six months ended June 30, 2016, we increased the size of our workforce, particularly in our sales and marketing and research and development ("R&D") organizations, expanded internationally and invested in our operational infrastructure to support our growth. As a result of our continued investments in growth, we incurred net losses in the three and six months ended June 30, 2016. Our net losses for the three and six months ended June 30, 2016 were $47.5 million and $93.1 million, respectively, compared to net losses of $19.0 million and $29.0 million for the three and six months ended June 30, 2015, respectively.
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
Investment in Infrastructure
We have made and expect to continue to make investments in our infrastructure in connection with enhancing and expanding our operations domestically and internationally. We expect to continue to open new offices internationally and domestically. Our international expansion efforts have resulted and will result in increased costs and are subject to a variety of risks including those associated with communication and integration problems resulting from geographic dispersion and language and cultural differences as well as those associated with compliance with laws of multiple countries. Moreover, the investments we have made and will make in our international organization may not result in our expected benefits. We expect to rely on our current cash on hand and cash generated from our operations to fund these investments. These costs could adversely affect our operating results.
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
Components of Operating Results
Revenues
License revenues.  License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. Over 90% of our license revenues for the three and six months ended June 30, 2016 resulted from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied and we have vendor specific objective evidence of all undelivered elements. Term and subscription licenses, which include Tableau Online, enterprise license agreements, term license sales and OEM arrangements, are recognized ratably, on a straight-line basis, over the term of the license. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total revenues. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variation in the revenue we recognize in a given period.
Maintenance and services revenues.  Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements. When purchasing a perpetual license, a customer typically also purchases one year of maintenance service and has the opportunity to renew maintenance service annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended March 31, 2016 was over 90%.
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
We expect that maintenance and services revenues will continue to become a larger percentage of our total revenues as our customer base grows.
Cost of Revenues
Cost of license revenues.  Cost of license revenues primarily consists of referral fees paid to third parties, expenses related to hosting our SaaS-based Tableau Online service, amortization of acquired intangible assets and other costs including providing support and allocated overhead. Allocated overhead includes overhead costs for depreciation of equipment, facilities (consisting of leasehold improvements amortization and rent) and technical operations (including costs for compensation of our personnel and costs associated with our infrastructure). We expect that the cost of license revenues will increase as a percentage of license revenues as we continue to invest in our Tableau Online infrastructure.
Cost of maintenance and services revenues.  Cost of maintenance and services revenues includes salaries, benefits and stock-based compensation expense associated with our technical support and services organization, as well as allocated overhead, which includes facilities related costs. We recognize expenses related to our technical support and services organization as they are incurred.
Gross Profit and Gross Margin
Gross profit is total revenues less total cost of revenues. Total gross margin is gross profit expressed as a percentage of total revenues. We expect that our total gross margin will decrease as we continue to invest in our Tableau Online infrastructure.
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, research and development, and general and administrative. For each category, the largest component is personnel costs, which include salaries, payroll taxes, employee benefit costs, bonuses, commissions, as applicable and stock-based compensation expense.
Sales and marketing.  Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, marketing, travel and allocated overhead, which includes facilities related costs. We expect sales and marketing expenses to continue to increase, in absolute dollars, for the remainder of 2016 compared to 2015 primarily due to growth in our sales and marketing organization, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating expenses as we continue to expand our business.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$116,349	$96,741	$212,764	$181,161
Maintenance and services	82,186	53,119	157,469	98,844
Total revenues	198,535	149,860	370,233	280,005
Cost of revenues
License	1,602	477	2,633	1,349
Maintenance and services	23,262	16,276	44,724	30,825
Total cost of revenues (1)	24,864	16,753	47,357	32,174
Gross profit	173,671	133,107	322,876	247,831
Operating expenses
Sales and marketing (1)	119,889	85,061	226,053	157,251
Research and development (1)	77,516	47,333	148,409	89,183
General and administrative (1)	23,141	18,674	41,673	33,169
Total operating expenses	220,546	151,068	416,135	279,603
Operating loss	(46,875)	(17,961)	(93,259)	(31,772)
Other income (expense), net	1,019	(623)	2,682	1,187
Loss before income tax expense (benefit)	(45,856)	(18,584)	(90,577)	(30,585)
Income tax expense (benefit)	1,666	395	2,523	(1,579)
Net loss	$(47,522)	$(18,979)	$(93,100)	$(29,006)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenues	$2,642	$1,644	$5,446	$2,948
Sales and marketing	16,605	10,790	33,550	19,299
Research and development	22,409	12,462	44,508	22,548
General and administrative	3,715	3,561	7,067	5,909

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(as a percentage of total revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	58.6%	64.6%	57.5%	64.7%
Maintenance and services	41.4%	35.4%	42.5%	35.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
License	0.8%	0.3%	0.7%	0.5%
Maintenance and services	11.7%	10.9%	12.1%	11.0%
Total cost of revenues	12.5%	11.2%	12.8%	11.5%
Gross profit	87.5%	88.8%	87.2%	88.5%
Operating expenses
Sales and marketing	60.4%	56.8%	61.1%	56.2%
Research and development	39.0%	31.6%	40.1%	31.9%
General and administrative	11.7%	12.5%	11.3%	11.8%
Total operating expenses	111.1%	100.8%	112.4%	99.9%
Operating loss	(23.6)%	(12.0)%	(25.2)%	(11.3)%
Other income (expense), net	0.5%	(0.4)%	0.7%	0.4%
Loss before income tax expense (benefit)	(23.1)%	(12.4)%	(24.5)%	(10.9)%
Income tax expense (benefit)	0.8%	0.3%	0.7%	(0.6)%
Net loss	(23.9)%	(12.7)%	(25.1)%	(10.4)%

Comparison of Three and Six Months Ended June 30, 2016 and 2015
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues	(dollars in thousands)
License	$116,349	$96,741	20.3%	$212,764	$181,161	17.4%
Maintenance and services	82,186	53,119	54.7%	157,469	98,844	59.3%
Total revenues	$198,535	$149,860	32.5%	$370,233	$280,005	32.2%
Total revenues were $198.5 million for the three months ended June 30, 2016 compared to $149.9 million for the three months ended June 30, 2015, an increase of $48.7 million. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers both domestically and internationally. We added over 3,900 new customer accounts in the three months ended June 30, 2016. License revenues increased $19.6 million from the three months ended June 30, 2015 compared to the three months ended June 30, 2016 as a direct result of our investment in our products and in our sales and marketing efforts. Over 90% of our license revenues for the three months ended June 30, 2016 was attributable to sales of perpetual licenses. Maintenance and services revenues increased $29.1 million from the three months ended June 30, 2015 compared to the three months ended June 30, 2016. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 29% for the three months ended June 30, 2016 from 25% for the three months ended June 30, 2015.
Total revenues were $370.2 million for the six months ended June 30, 2016 compared to $280.0 million for the six months ended June 30, 2015, an increase of $90.2 million. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers both domestically and internationally. We added over 7,400 new customer accounts in the six months ended June 30, 2016. License revenues increased $31.6 million from the six months ended June 30, 2015 compared to the six months ended June 30, 2016 as a direct result of our investment in our products and in our sales and marketing efforts. Over 90% of our license revenues for the six months ended June 30, 2016 was attributable to sales of perpetual licenses. Maintenance and services revenues increased $58.6 million from the six months ended June 30, 2015 compared to the six months ended June 30, 2016. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 28% for the six months ended June 30, 2016 from 24% for the six months ended June 30, 2015.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Cost of revenues	(dollars in thousands)
License	$1,602	$477	235.8%	$2,633	$1,349	95.2%
Maintenance and services	23,262	16,276	42.9%	44,724	30,825	45.1%
Total cost of revenues	$24,864	$16,753	48.4%	$47,357	$32,174	47.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross Margin
License	98.6%	99.5%	98.8%	99.3%
Maintenance and services	71.7%	69.4%	71.6%	68.8%
Total gross margin	87.5%	88.8%	87.2%	88.5%

Total cost of revenues was $24.9 million for the three months ended June 30, 2016 compared to $16.8 million for the three months ended June 30, 2015. The increase of $8.1 million was largely related to an increase in compensation expense of $4.1 million, which includes a $1.0 million increase in stock-based compensation, primarily resulting from headcount growth to support maintenance and services provided to our expanding customer base. The remainder of the increase was primarily attributable to a $2.6 million increase in allocated overhead, which includes facilities related costs. The decrease in total gross margin for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to additional investment in our technical support and services organization including higher personnel costs to support our expanding customer base and continued investment in hosting Tableau Online.
Total cost of revenues was $47.4 million for the six months ended June 30, 2016 compared to $32.2 million for the six months ended June 30, 2015. The increase of $15.2 million was largely related to an increase in compensation expense of $9.0 million, which includes a $2.5 million increase in stock-based compensation, primarily resulting from headcount growth to support maintenance and services provided to our expanding customer base. The remainder of the increase was primarily attributable to a $4.6 million increase in allocated overhead, which includes facilities related costs. The decrease in total gross margin for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to additional investment in our technical support and services organization including higher personnel costs to support our expanding customer base and continued investment in hosting Tableau Online.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Operating expenses	(dollars in thousands)
Sales and marketing	$119,889	$85,061	40.9%	$226,053	$157,251	43.8%
Research and development	77,516	47,333	63.8%	148,409	89,183	66.4%
General and administrative	23,141	18,674	23.9%	41,673	33,169	25.6%
Total operating expenses	$220,546	$151,068	46.0%	$416,135	$279,603	48.8%
Sales and Marketing
Sales and marketing expenses were $119.9 million for the three months ended June 30, 2016 compared to $85.1 million for the three months ended June 30, 2015. The increase of $34.8 million was largely related to an increase in compensation expense of $25.6 million, which includes a $5.8 million increase in stock-based compensation, primarily resulting from headcount growth as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to a $4.9 million increase in allocated overhead, which includes facilities related costs, and a $3.4 million increase in additional marketing and travel costs for marketing promotions, customer events and advertising that promoted our brand and created market awareness for our technology offerings both domestically and internationally.
Sales and marketing expenses were $226.1 million for the six months ended June 30, 2016 compared to $157.3 million for the six months ended June 30, 2015. The increase of $68.8 million was largely related to an increase in compensation expense of $51.9 million, which includes a $14.3 million increase in stock-based compensation, primarily resulting from headcount growth as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to a $9.8 million increase in allocated overhead, which includes facilities related costs, and a $5.4 million increase in additional marketing and travel costs for marketing promotions, customer events and advertising that promoted our brand and created market awareness for our technology offerings both domestically and internationally.

Research and Development
R&D expenses were $77.5 million for the three months ended June 30, 2016 compared to $47.3 million for the three months ended June 30, 2015. The increase of $30.2 million was largely related to an increase in compensation expense of $26.2 million, which includes a $9.9 million increase in stock-based compensation, primarily resulting from headcount growth as part of our focus on further developing and enhancing our products. The remainder of the increase was primarily attributable to a $4.2 million increase in allocated overhead, which includes facilities related costs.
R&D expenses were $148.4 million for the six months ended June 30, 2016 compared to $89.2 million for the six months ended June 30, 2015. The increase of $59.2 million was largely related to an increase in compensation expense of $51.7 million, which includes a $22.0 million increase in stock-based compensation, primarily resulting from headcount growth as part of our focus on further developing and enhancing our products. The remainder of the increase was primarily attributable to a $7.4 million increase in allocated overhead, which includes facilities related costs.
General and Administrative
General and administrative expenses were $23.1 million for the three months ended June 30, 2016 compared to $18.7 million for the three months ended June 30, 2015. The increase of $4.5 million was largely related to an increase in compensation expense of $3.2 million, which includes a $0.2 million increase in stock-based compensation, primarily resulting from headcount growth to support our expansion both domestically and internationally. The remainder of the increase was primarily attributable to a $1.1 million increase in allocated overhead, which includes facilities related costs.
General and administrative expenses were $41.7 million for the six months ended June 30, 2016 compared to $33.2 million for the six months ended June 30, 2015. The increase of $8.5 million was largely related to an increase in compensation expense of $5.6 million, which includes a $1.2 million increase in stock-based compensation, primarily resulting from headcount growth to support our expansion both domestically and internationally. The remainder of the increase was primarily attributable to a $1.9 million increase in allocated overhead, which includes facilities related costs.
Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Other income (expense), net	$1,019	$(623)	$2,682	$1,187
Other income (expense), net for the three and six months ended June 30, 2016 increased positively primarily due to an increase in interest income as well as an increase in gains associated with foreign currency transactions.
Income Tax Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Income tax expense (benefit)	$1,666	$395	$2,523	$(1,579)
Effective tax rate	(3.6)%	(2.1)%	(2.8)%	5.2%
Period specific items	$—	$(471)	$—	$(1,434)
Our effective tax rate was (3.6)% and (2.1)% for the three months ended June 30, 2016 and 2015, respectively, and (2.8)% and 5.2% for the six months ended June 30, 2016 and 2015, respectively. The difference in the effective tax rates is attributable to the U.S. federal and state deferred tax asset valuation allowance that was established in the fourth quarter of 2015 and period specific items that impacted the June 30, 2015 effective tax rate, related primarily to disqualifying dispositions on incentive stock options.

Non-GAAP Financial Measures
We believe that the use of non-GAAP gross profit and gross margin, non-GAAP operating income (loss) and operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per basic and diluted common share and free cash flow is helpful to our investors. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with GAAP. Non-GAAP gross profit is calculated by excluding stock-based compensation expense and expense related to amortization of acquired intangible assets, each to the extent attributable to the cost of revenues, from gross profit. Non-GAAP gross margin is the ratio calculated by dividing non-GAAP gross profit by total revenues. Non-GAAP operating income (loss) is calculated by excluding stock-based compensation expense and expense related to amortization of acquired intangible assets from operating income (loss). Non-GAAP operating margin is the ratio calculated by dividing non-GAAP operating income (loss) by total revenues. Non-GAAP net income (loss) is calculated by excluding stock-based compensation expense, expense related to amortization of acquired intangible assets and non-GAAP income tax adjustments from net income (loss). Non-GAAP net income (loss) per basic and diluted common share is calculated by dividing non-GAAP net income (loss) by the basic and diluted weighted average shares outstanding. Non-GAAP diluted weighted average shares outstanding includes the effect of dilutive shares in periods of non-GAAP net income.
Non-GAAP financial information for the quarter is adjusted for a tax rate equal to our estimated tax rate on non-GAAP income over a three-year financial projection. This rate is based on our estimated annual GAAP income tax rate forecast, adjusted to account for items excluded from GAAP income in calculating the non-GAAP financial measures. To determine this long-term non-GAAP tax rate, we evaluate a three-year financial projection that excludes the impact of non-cash stock-based compensation expense and expense related to amortization of acquired intangible assets. The long-term non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The long-term non-GAAP tax rate applied to the three and six months ended June 30, 2015 was 43% and did not assume the U.S. federal R&D tax credit would be extended. In December 2015, the federal R&D tax credit was permanently extended. Accordingly, we revised our long-term non-GAAP tax rate to 30% and applied this rate to the three and six months ended June 30, 2016. The long-term non-GAAP tax rate assumes our deferred income tax assets will be realized based upon projected future taxable income excluding stock-based compensation expense. We anticipate using this long-term non-GAAP tax rate in future periods and may provide updates to this rate on an annual basis upon the completion of each fiscal year, or more frequently if material changes occur.
Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company's non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period. The expense related to amortization of acquired intangible assets is dependent upon estimates and assumptions, which can vary significantly and are unique to each asset acquired; therefore, we believe non-GAAP measures that adjust for the amortization of acquired intangible assets provides investors a consistent basis for comparison across accounting periods. All of these non-GAAP financial measures are important tools for financial and operational decision making and for evaluating our operating results over different periods of time.
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
Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently. In addition, there are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge our investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.

The following table summarizes our non-GAAP financial measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Non-GAAP gross profit	$176,416	$134,751	$328,454	$250,779
Non-GAAP gross margin	88.9%	89.9%	88.7%	89.6%
Non-GAAP operating income (loss)	$(1,401)	$10,496	$(2,556)	$18,932
Non-GAAP operating margin	(0.7)%	7.0%	(0.7)%	6.8%
Non-GAAP net income (loss)	$(268)	$5,628	$88	$11,468
Free cash flow (1)			$37,029	$35,934
(1) Free cash flow presented on a six month basis only.
The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Gross profit	$173,671	$133,107	$322,876	$247,831
Excluding: Stock-based compensation expense attributable to cost of revenues	2,642	1,644	5,446	2,948
Excluding: Amortization of acquired intangible assets	103	—	132	—
Non-GAAP gross profit	$176,416	$134,751	$328,454	$250,779
The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Gross margin	87.5%	88.8%	87.2%	88.5%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.3%	1.1%	1.5%	1.1%
Excluding: Amortization of acquired intangible assets	0.1%	—%	0.0%	—%
Non-GAAP gross margin	88.9%	89.9%	88.7%	89.6%
The following table presents the reconciliation of operating loss to non-GAAP operating income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Operating loss	$(46,875)	$(17,961)	$(93,259)	$(31,772)
Excluding: Stock-based compensation expense	45,371	28,457	90,571	50,704
Excluding: Amortization of acquired intangible assets	103	—	132	—
Non-GAAP operating income (loss)	$(1,401)	$10,496	$(2,556)	$18,932

The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating margin	(23.6)%	(12.0)%	(25.2)%	(11.3)%
Excluding: Stock-based compensation expense	22.9%	19.0%	24.5%	18.1%
Excluding: Amortization of acquired intangible assets	0.1%	—%	0.0%	—%
Non-GAAP operating margin	(0.7)%	7.0%	(0.7)%	6.8%
The following table presents the reconciliation of net loss to non-GAAP net income (loss) and non-GAAP net income (loss) per basic and diluted common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net loss	$(47,522)	$(18,979)	$(93,100)	$(29,006)
Excluding: Stock-based compensation expense	45,371	28,457	90,571	50,704
Excluding: Amortization of acquired intangible assets	103	—	132	—
Income tax adjustment	1,780	(3,850)	2,485	(10,230)
Non-GAAP net income (loss)	$(268)	$5,628	$88	$11,468

Weighted average shares used to compute non-GAAP basic net income (loss) per share	74,756	71,426	74,286	70,961
Effect of potentially dilutive shares: stock awards	—	6,250	4,941	6,163
Weighted average shares used to compute non-GAAP diluted net income (loss) per share	74,756	77,676	79,227	77,124

Non-GAAP net income (loss) per share:
Basic	$(0.00)	$0.08	$0.00	$0.16
Diluted	$(0.00)	$0.07	$0.00	$0.15
The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$60,481	$55,051
Less: Purchases of property and equipment	23,452	19,117
Free cash flow	$37,029	$35,934
Net cash used in investing activities	$(39,851)	$(19,117)
Net cash provided by financing activities	$18,592	$13,533

Non-GAAP Operating Income (Loss)
Non-GAAP operating loss for the three months ended June 30, 2016 was $1.4 million compared to a non-GAAP operating income of $10.5 million for the three months ended June 30, 2015. The decrease was primarily the result of increased operating expenses attributable to additional headcount.
Non-GAAP operating loss for the six months ended June 30, 2016 was $2.6 million compared to a non-GAAP operating income of $18.9 million for the six months ended June 30, 2015. The decrease was primarily the result of increased operating expenses attributable to additional headcount.
Non-GAAP Net Income (Loss)
Non-GAAP net loss for the three months ended June 30, 2016 was $0.3 million compared to a non-GAAP net income of $5.6 million for the three months ended June 30, 2015. The decrease was primarily the result of increased operating expenses attributable to additional headcount.
Non-GAAP net income for the six months ended June 30, 2016 was $0.1 million compared to a non-GAAP net income of $11.5 million for the six months ended June 30, 2015. The decrease was primarily the result of increased operating expenses attributable to additional headcount.
Free Cash Flow
Free cash flow for the six months ended June 30, 2016 was $37.0 million compared to free cash flow of $35.9 million for the six months ended June 30, 2015. The increase was primarily the result of an increase in net cash provided by operating activities partially offset by an increase in cash used to purchase property and equipment.
Liquidity and Capital Resources
As of June 30, 2016, we had cash and cash equivalents totaling $834.7 million, accounts receivable, net of $134.0 million and $669.3 million of working capital.
The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	June 30,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$834,747	$795,900

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$60,481	$55,051
Net cash used in investing activities	(39,851)	(19,117)
Net cash provided by financing activities	18,592	13,533
Effect of exchange rate changes on cash and cash equivalents	(375)	(574)
Net increase in cash and cash equivalents	$38,847	$48,893
Cash and Cash Equivalents
As of June 30, 2016, our cash and cash equivalents were held for working capital purposes, a majority of which was held in cash deposits and money market funds. We intend to increase our capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced product and services offerings and the continued market acceptance of our products.

Operating Activities
Net cash provided by operating activities was $60.5 million for the six months ended June 30, 2016. The cash provided by operating activities was affected by a net loss of $93.1 million, adjusted for stock-based compensation expense of $90.6 million, non-cash depreciation and amortization expense of $16.0 million related to capital assets and to a lesser extent acquired intangible assets, a $31.7 million increase in deferred revenue and a $18.1 million increase in accounts payable and accrued liabilities. The increase in deferred revenue was primarily due to increased sales of maintenance agreements and an increase in term and subscription license sales which have ratable revenue recognition. The increase in accounts payable was primarily due to the timing of payments.
Net cash provided by operating activities was $55.1 million for the six months ended June 30, 2015. The cash provided by operating activities was affected by a net loss of $29.0 million, adjusted for stock-based compensation expense of $50.7 million, non-cash depreciation and amortization expense of $10.1 million related to capital assets, a $22.8 million increase in deferred revenue and a $10.4 million increase in accounts payable and accrued liabilities. The increase in deferred revenue was primarily due to increased sales of maintenance agreements. The increase in accounts payable was primarily due to the timing of invoices received.
Investing Activities
Cash used in investing activities was $39.9 million for the six months ended June 30, 2016. The cash used for this period was primarily attributable to $16.4 million paid to acquire HyPer and $23.5 million in capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Cash used in investing activities was $19.1 million for the six months ended June 30, 2015. The cash used for this period was primarily attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Cash inflows from our financing activities for the six months ended June 30, 2016 and 2015 were $18.6 million and $13.5 million, respectively. During the six months ended June 30, 2016, cash provided by financing activities was primarily due to proceeds of $6.5 million from the exercise of stock options and $11.5 million from the purchases of stock under our employee stock purchase plan. During the six months ended June 30, 2015, cash provided by financing activities was primarily due to proceeds of $12.9 million from the exercise of stock options.
Obligations and Commitments
As of June 30, 2016, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates though 2029. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2016, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016.
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
Risks Related to Our Business and Industry
Due to our growth, we have a limited operating history at our current scale, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We have been growing in recent periods, and as a result have a relatively short history operating our business at its current scale. For example, we have increased the number of our employees and have expanded our operations worldwide. Furthermore, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs and frequent introductions of new products, technologies and services. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
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
While we achieved profitability in certain periods prior to 2015, we incurred a net loss in each quarter of 2015, as well as the first and second quarter of 2016. We expect expenses to continue to increase as we make investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products.
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
If we are unable to attract, integrate and retain additional qualified personnel, including executive, top sales and technical talent, our business could be adversely affected.
Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled executive, technical, managerial, sales and other personnel, including a president and executive leader with oversight of global sales and marketing, as well as top technical talent from the industry and top research institutions. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled personnel in those areas. We have limited experience with recruiting in geographies outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational, sales and managerial requirements, as well as executive leadership requirements, on a timely basis or at all, our business will be adversely affected.
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
We have been growing and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, our business and results of operations will be adversely affected.
We have grown significantly in a relatively short period of time. Our revenues grew to $370.2 million in the six months ended June 30, 2016 from $280.0 million in the six months ended June 30, 2015. Our number of full time employees increased to 3,248 as of June 30, 2016 from 2,463 as of June 30, 2015. During this period, we also expanded our operations within the United States and internationally.
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
Our ability to effectively manage the growth of our business will depend on a number of factors, including our ability to do the following:

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
Our future growth depends in part upon increasing our customer base. Our ability to achieve growth in revenues in the future will depend, in large part, upon the effectiveness of our marketing efforts, both domestically and internationally, and our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional business intelligence products into its business, as such organization may be reluctant or unwilling to invest in a new product. If we fail to attract new customers and maintain and expand those customer relationships, our revenues will grow more slowly than expected and our business will be harmed.
Our future growth also depends upon expanding sales of our products to and renewing license and maintenance agreements with existing customers and their organizations. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in increased sales to existing customers ("upsells") and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer. Moreover, while most of our software is licensed and sold under perpetual license agreements, we also enter into term license agreements with some of our customers and offer a SaaS-based product, Tableau Online, which is sold on a subscription basis. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variation in the revenue we recognize in a given period. In addition, all of our maintenance and support agreements are sold on a term basis. In order for us to grow our revenues and increase profitability, it is important that our existing customers renew their maintenance and support agreements and their term licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance and support contracts with us after the initial terms have expired. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers' spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenues may decline.
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
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. During the six months ended June 30, 2016, we closed 600 sales transactions greater than $100,000 compared to 482 sales transactions greater than $100,000 in the six months ended June 30, 2015, representing a 24% increase in the number of transactions. These larger transactions may involve significant customer negotiation and are typically completed near the end of the quarter. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
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
We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow, a large percentage of our sales force will be new to our company and our products, which may adversely affect our sales if we cannot train our sales force quickly or effectively. Attrition rates may increase and we may face integration challenges as we continue to seek to aggressively expand our sales force. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 72% of our total revenues in the six months ended June 30, 2016 was derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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

•
uncertainty around how the United Kingdom’s vote to exit the European Union, commonly referred to as "Brexit," will impact the United Kingdom’s access to the European Union Single Market, the related regulatory environment, the global economy and the resulting impact on our business;

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
The inability of legislators to pass additional short- or longer-term spending bills could lead to additional shutdowns or other disruptions. In addition, general worldwide economic conditions have experienced a significant downturn and continue to remain unstable, particularly in light of the Brexit referendum. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may tighten their budgets and face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, the majority of our sales contracts have historically been denominated in U.S. dollars, and therefore most of our revenues have not been subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our software to our customers outside of the United States, which could adversely affect our business, results of operations, financial condition and cash flows. For example, the Brexit referendum has caused significant volatility in global stock markets and currency exchange rate fluctuations, resulting in the strengthening of the U.S. dollar against many foreign currencies. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
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
As of June 30, 2016, we had 17 issued U.S. patents covering our technology and 39 patent applications pending for examination in the United States. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
We may make acquisitions in the future that could be material to our business, results of operations, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

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

Such corporate structures are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in the relevant tax laws, interpretation of such tax laws or the influence of certain tax policy efforts of the European Union and the OECD.
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
A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements, such as Accounting Standards Update ("ASU") 2014-09 related to revenue recognition, ASU 2016-02 related to lease accounting and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business.
Risks Related to Ownership of Our Class A Common Stock
Our stock price has been and will likely continue to be volatile or may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders.
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock's daily closing price on the New York Stock Exchange has ranged from $37.22 to $128.74 through August 3, 2016. On August 3, 2016, the closing price of our Class A common stock was $53.20.
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
In addition, as of June 30, 2016, we had options outstanding that, if fully exercised, would result in the issuance of approximately 5.0 million shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Holders of approximately 1.0 million shares of Class A and Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for Tableau or other stockholders.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2016, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 76% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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

ITEM 6.        EXHIBITS
Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.
3.2(2)	Amended and Restated Bylaws of Tableau Software, Inc.
10.1(3)	Tableau Software, Inc. 2013 Equity Incentive Plan, as amended
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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
(3) Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35925), filed with the Securities and Exchange Commission on May 13, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August 2016.

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