Form 10-Q
period 2016-09-30
Tableau Software Inc
filed 2016-11-04
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 1, 2016, there were approximately 57,755,482 shares of the Registrant's Class A common stock and 18,336,609 shares of the Registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$864,593	$795,900
Accounts receivable, net of allowance for doubtful accounts of $895 and $888	136,940	131,784
Prepaid expenses and other current assets	27,716	16,977
Income taxes receivable	5	78
Total current assets	1,029,254	944,739
Property and equipment, net	91,056	72,350
Goodwill	15,531	932
Deferred income taxes	1,455	1,544
Deposits and other assets	12,154	11,146
Total assets	$1,149,450	$1,030,711
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,804	$1,152
Accrued compensation and employee related benefits	62,070	53,003
Other accrued liabilities	40,746	31,838
Income taxes payable	1,496	1,000
Deferred revenue	230,736	185,608
Total current liabilities	341,852	272,601
Deferred revenue	18,685	12,903
Other long-term liabilities	21,872	11,262
Total liabilities	382,409	296,766
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 18,336,609 and 19,331,666 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	2	2
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 57,737,702 and 53,872,798 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	6	5
Additional paid-in capital	965,183	805,804
Accumulated other comprehensive income (loss)	(2,280)	643
Accumulated deficit	(195,870)	(72,509)
Total stockholders' equity	767,041	733,945
Total liabilities and stockholders' equity	$1,149,450	$1,030,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Revenues
License	$116,655	$109,468	$329,419	$290,629
Maintenance and services	89,402	61,364	246,871	160,208
Total revenues	206,057	170,832	576,290	450,837
Cost of revenues
License	1,760	988	4,393	2,337
Maintenance and services	22,270	18,888	66,994	49,713
Total cost of revenues (1)	24,030	19,876	71,387	52,050
Gross profit	182,027	150,956	504,903	398,787
Operating expenses
Sales and marketing (1)	114,530	91,589	340,583	248,840
Research and development (1)	75,348	54,960	223,757	144,143
General and administrative (1)	21,505	17,584	63,178	50,753
Total operating expenses	211,383	164,133	627,518	443,736
Operating loss	(29,356)	(13,177)	(122,615)	(44,949)
Other income, net	814	217	3,496	1,404
Loss before income tax expense (benefit)	(28,542)	(12,960)	(119,119)	(43,545)
Income tax expense (benefit)	1,719	413	4,242	(1,166)
Net loss	$(30,261)	$(13,373)	$(123,361)	$(42,379)

Net loss per share:
Basic	$(0.40)	$(0.19)	$(1.65)	$(0.59)
Diluted	$(0.40)	$(0.19)	$(1.65)	$(0.59)

Weighted average shares used to compute net loss per share:
Basic	75,647	72,089	74,743	71,341
Diluted	75,647	72,089	74,743	71,341

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenues	$2,614	$1,856	$8,060	$4,804
Sales and marketing	17,487	11,966	51,037	31,265
Research and development	23,372	14,826	67,880	37,374
General and administrative	3,910	2,925	10,977	8,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(30,261)	$(13,373)	$(123,361)	$(42,379)
Other comprehensive loss:
Foreign currency translation, net	(880)	(584)	(2,923)	(259)
Comprehensive loss	$(31,141)	$(13,957)	$(126,284)	$(42,638)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Operating activities
Net loss	$(123,361)	$(42,379)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	25,091	16,221
Stock-based compensation expense	137,954	82,277
Excess tax benefit from stock-based compensation	(827)	(4,688)
Deferred income taxes	282	(3,132)
Changes in operating assets and liabilities
Accounts receivable, net	(5,150)	(16,509)
Prepaid expenses, deposits and other assets	(10,355)	(13,166)
Income taxes receivable	72	21
Deferred revenue	49,868	37,807
Accounts payable and accrued liabilities	32,043	26,612
Income taxes payable	517	157
Net cash provided by operating activities	106,134	83,221
Investing activities
Purchases of property and equipment	(42,334)	(32,792)
Business combinations	(16,399)	(1,000)
Net cash used in investing activities	(58,733)	(33,792)
Financing activities
Proceeds from issuance of common stock	21,203	16,110
Excess tax benefit from stock-based compensation	827	4,688
Net cash provided by financing activities	22,030	20,798
Effect of exchange rate changes on cash and cash equivalents	(738)	(649)
Net increase in cash and cash equivalents	68,693	69,578
Cash and cash equivalents
Beginning of period	795,900	680,613
End of period	$864,593	$750,191

Non-cash activities
Accrued purchases of property and equipment	$10,928	$8,937
Asset retirement obligations recognized, net	585	447

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
Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer's financial condition and generally collateral is not required. As of September 30, 2016 and December 31, 2015, no individual customer accounted for 10% or more of total accounts receivable. For the three and nine months ended September 30, 2016 and 2015, no individual customer represented 10% or more of our total revenues.
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
In August 2014, the FASB issued ASU 2014-15 related to status as a going concern. The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Though permitted, we do not plan to adopt this standard early. We do not believe that this standard will have an impact on our consolidated financial statements.
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

Note 5. Stock-Based Compensation
Our 2004 Equity Incentive Plan (the "2004 Plan") authorized the granting of options to purchase shares of our Class B common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors. Our 2013 Equity Incentive Plan, as amended, (the "2013 Plan" and, together with the 2004 Plan, the "Plans"), which was the successor to our 2004 Plan, authorizes the granting of options to purchase shares of our Class A common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors. Options granted under the Plans may be incentive or nonstatutory stock options. Incentive stock options may only be granted to employees. The term of each option is stated in the award agreement, but shall be no more than ten years from the date of grant. The board of directors determines the period over which options and RSUs become vested. Currently, the vesting period for our options and RSUs is typically four years.
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
A summary of the option activity during the nine months ended September 30, 2016 is presented below:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2015	5,953,771	$8.92
Options granted	75,000	54.87
Options exercised	(1,186,096)	8.19
Options canceled	(287)	57.87
Options forfeited	(90,862)	23.83
Balances at September 30, 2016	4,751,526	$9.53	5.41	$217,321
Vested and expected to vest at September 30, 2016	4,751,489	$9.53	5.41	$217,320
Exercisable at September 30, 2016	4,391,379	$8.38	5.27	$205,899
RSUs entitle the holder to receive shares of Class A common stock as the award vests, which is generally based on length of service. The fair value of an RSU is determined by using the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant. Our non-vested RSUs do not have nonforfeitable rights to dividends or dividend equivalents. The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option.
For awards subject to technology milestones, we will recognize compensation cost over the required service period if it is probable that the technology milestone will be met. If our assessment of the probability of the technology milestone being met changes, we will recognize the impact of the change in estimate in the period of the change.

A summary of the RSU activity during the nine months ended September 30, 2016 is presented below:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Non-Vested outstanding at December 31, 2015	5,406,077	$93.61
RSUs granted	4,207,257	44.54
RSUs vested	(1,421,083)	93.42
RSUs forfeited	(496,327)	72.76
Non-Vested outstanding at September 30, 2016	7,695,924	$68.00
Stock-based compensation expense is amortized using the straight-line method over the requisite service period. As of September 30, 2016, total unrecognized compensation expense, adjusted for estimated forfeitures, related to stock options and non-vested RSUs was approximately $469.6 million which is expected to be recognized over a period of 2.8 years.
The summary of shares available for issuance of equity based awards (including stock options and RSUs) during the nine months ended September 30, 2016 is as follows:

	Shares Available for Grant
	2013 Plan	2013 ESPP
Balances at December 31, 2015	6,361,749	3,320,668
Authorized	3,660,223	732,044
Granted	(4,282,257)	(262,668)
Canceled	287	—
Forfeited	587,189	—
Balances at September 30, 2016	6,327,191	3,790,044
Note 6. Income Taxes
The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate, excluding jurisdictions for which no benefit can be recognized due to valuation allowance, and adjusted for discrete items, if any, in the relevant period. However, given current and expected operating activities during the year, estimating a reliable annual effective tax rate has become increasingly difficult. Even small changes in forecasted results can produce significant changes to our annual effective tax rate. Therefore, we have determined that the actual year to date effective tax rate is the best estimate for the reporting period ended September 30, 2016. We will continue to utilize this methodology until reliable estimates of the annual effective tax rate can be made.
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
Our effective tax rate was (6.0)% and (3.2)% for the three months ended September 30, 2016 and 2015, respectively, and (3.6)% and 2.7% for the nine months ended September 30, 2016 and 2015, respectively. The difference in the effective tax rates is attributable to the U.S. federal and state deferred tax asset valuation allowance that was established in the fourth quarter of 2015 and period specific items that impacted the September 30, 2015 effective tax rate, related primarily to disqualifying dispositions on incentive stock options.
During the nine months ended September 30, 2016, we recognized income tax expense of $4.2 million primarily attributable to taxes in foreign jurisdictions. There was no domestic income tax benefit recorded in the current period due to our U.S. federal and state deferred tax asset valuation allowance. During the nine months ended September 30, 2015, we recognized an income tax benefit of $1.2 million, which included $1.7 million of discrete tax benefits relating to disqualifying dispositions of incentive stock options.

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
Note 7. Commitments and Contingencies
Operating Lease Commitments
As of September 30, 2016, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2029. There have been no material changes in our principal lease commitments compared to those discussed in Note 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
United States and Canada	$147,820	$128,667	$412,946	$340,229
International	58,237	42,165	163,344	110,608
Total revenues	$206,057	$170,832	$576,290	$450,837

Note 9. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net loss per share - basic and diluted
Net loss	$(30,261)	$(13,373)	$(123,361)	$(42,379)
Weighted average shares outstanding used to compute basic and diluted net loss per share	75,647	72,089	74,743	71,341
Net loss per share - basic and diluted	$(0.40)	$(0.19)	$(1.65)	$(0.59)

The following shares subject to outstanding awards were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Shares subject to outstanding common stock awards	12,717	11,431	12,717	11,431
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
The following table presents the fair value of our financial assets using the fair value hierarchy:

	September 30, 2016
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$826,173	$—	$—	$826,173

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$736,806	$—	$—	$736,806
We did not have any investments in prime money market funds as of September 30, 2016. We have no material financial assets or liabilities measured using Level 2 or Level 3 inputs.

Note 11. Subsequent Events
On October 27, 2016, our board of directors authorized a stock repurchase program whereby we can repurchase up to $200 million of our outstanding Class A common stock.

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
We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. We were founded in January 2003 and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010, our first version of Tableau Online in July 2013 and our first version of Vizable in October 2015. Building on our foundational technology innovations, we have released ten major versions of our software, each expanding and improving our products' capabilities. Our most recent major release, Tableau 10, delivers new design and analytical innovations that make interacting with data on the web, mobile or in the enterprise faster and easier. Additional capabilities include cross-database joins to bring together disparate data sources, advanced analytics improvements like drag and drop clustering, a device designer for mobile responsive dashboards design and support for additional data sources.
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions and non-profits. As of September 30, 2016, we had over 50,000 customer accounts. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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
We generate revenues primarily in the form of license fees and related maintenance and services fees. License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers and include perpetual, term and subscription licensing arrangements. Fees from perpetual licenses comprised over 85% of our license revenues for the three months ended September 30, 2016 and over 90% for the nine months ended September 30, 2016. Fees from term and subscription licenses have increased as a percentage of total revenues in recent periods and include license revenues from Tableau Online, enterprise license agreements, term license sales and OEM arrangements which are all recognized on a ratable basis. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total revenues as demand from our customer base shifts to cloud-based and subscription products and as our customers enter into additional enterprise license agreements. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variation in the revenue we recognize in a given period. Maintenance and services revenues reflect the revenues recognized from fees paid for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements which are recognized ratably. When purchasing a perpetual license, a customer typically also purchases one year of maintenance service and has the opportunity to renew maintenance service annually thereafter. We expect that maintenance and services revenues will continue to become a larger percentage of our total revenues as our customer base grows. In combination with the shifts in term and subscription license sales, we expect that a larger proportion of our total revenues in the future will be recognized from ratable sources, resulting in revenues that are more recurring and predictable.
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
With approximately 28% of our total revenues from customers located outside the United States and Canada for each of the three and nine months ended September 30, 2016, we believe there is significant opportunity to expand our international business. Our products currently support eight languages, and we are expanding our direct sales force and indirect sales channels internationally.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales in the fourth fiscal quarter as a result of industry buying patterns has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We continue to expand our customer base. As of September 30, 2016, we had over 50,000 customer accounts as compared to over 35,000 customer accounts as of September 30, 2015.
During the three and nine months ended September 30, 2016, we closed 360 and 960 sales transactions greater than $100,000, respectively, compared to 296 and 778 during the three and nine months ended September 30, 2015, respectively. We anticipate that the quantity of sales transactions greater than $100,000 will fluctuate on a quarter by quarter basis.
During the three and nine months ended September 30, 2016, we continued to increase the size of our workforce, particularly in our sales and marketing and research and development ("R&D") organizations. We continued to grow internationally and invest in our operational infrastructure to support our growth. We incurred net losses in the three and nine months ended September 30, 2016. Our net losses for the three and nine months ended September 30, 2016 were $30.3 million and $123.4 million, respectively, compared to net losses of $13.4 million and $42.4 million for the three and nine months ended September 30, 2015, respectively.
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. We expect to fund the stock repurchase program with cash on hand and future cash from operations.

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
In order to expand and further penetrate our customer base, we have made and plan to continue to make investments in expanding our direct sales teams and indirect sales channels and increasing our brand awareness. We plan to continue to increase the size of our sales and marketing team domestically and internationally. We also intend to continue to expand our online and offline marketing efforts to increase our brand awareness.
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
Mix and Timing of Sales
Our land and expand business model results in a wide variety of sales transaction sizes, ranging from a single Tableau Online order of $500 to a Tableau Desktop order of $1,000 - $2,000 to Tableau Desktop and Tableau Server orders of over $1.0 million. The time it takes to close a transaction, defined as the time between when a sales opportunity is entered in our customer relationship management system until when a related license agreement is signed with the customer, generally varies with the size of the transaction. Our enterprise license agreements generally have more extended sales cycles and take longer to close.
Components of Operating Results
Revenues
License revenues.  License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. Over 85% of our license revenues for the three months ended September 30, 2016 and over 90% for the nine months ended September 30, 2016 resulted from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied and we have vendor specific objective evidence of all undelivered elements. Term and subscription licenses, which include Tableau Online, enterprise license agreements, term license sales and OEM arrangements, are recognized ratably, on a straight-line basis, over the term of the license. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total revenues. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variation in the revenue we recognize in a given period.
Maintenance and services revenues.  Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date has been attributable to revenues from maintenance agreements which are recognized ratably. When purchasing a perpetual license, a customer typically also purchases one year of maintenance service and has the opportunity to renew maintenance service annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended June 30, 2016 was over 90%.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$116,655	$109,468	$329,419	$290,629
Maintenance and services	89,402	61,364	246,871	160,208
Total revenues	206,057	170,832	576,290	450,837
Cost of revenues
License	1,760	988	4,393	2,337
Maintenance and services	22,270	18,888	66,994	49,713
Total cost of revenues (1)	24,030	19,876	71,387	52,050
Gross profit	182,027	150,956	504,903	398,787
Operating expenses
Sales and marketing (1)	114,530	91,589	340,583	248,840
Research and development (1)	75,348	54,960	223,757	144,143
General and administrative (1)	21,505	17,584	63,178	50,753
Total operating expenses	211,383	164,133	627,518	443,736
Operating loss	(29,356)	(13,177)	(122,615)	(44,949)
Other income, net	814	217	3,496	1,404
Loss before income tax expense (benefit)	(28,542)	(12,960)	(119,119)	(43,545)
Income tax expense (benefit)	1,719	413	4,242	(1,166)
Net loss	$(30,261)	$(13,373)	$(123,361)	$(42,379)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenues	$2,614	$1,856	$8,060	$4,804
Sales and marketing	17,487	11,966	51,037	31,265
Research and development	23,372	14,826	67,880	37,374
General and administrative	3,910	2,925	10,977	8,834

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(as a percentage of total revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	56.6%	64.1%	57.2%	64.5%
Maintenance and services	43.4%	35.9%	42.8%	35.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
License	0.9%	0.6%	0.8%	0.5%
Maintenance and services	10.8%	11.1%	11.6%	11.0%
Total cost of revenues	11.7%	11.6%	12.4%	11.5%
Gross profit	88.3%	88.4%	87.6%	88.5%
Operating expenses
Sales and marketing	55.6%	53.6%	59.1%	55.2%
Research and development	36.6%	32.2%	38.8%	32.0%
General and administrative	10.4%	10.3%	11.0%	11.3%
Total operating expenses	102.6%	96.1%	108.9%	98.4%
Operating loss	(14.2)%	(7.7)%	(21.3)%	(10.0)%
Other income, net	0.4%	0.1%	0.6%	0.3%
Loss before income tax expense (benefit)	(13.9)%	(7.6)%	(20.7)%	(9.7)%
Income tax expense (benefit)	0.8%	0.2%	0.7%	(0.3)%
Net loss	(14.7)%	(7.8)%	(21.4)%	(9.4)%

Comparison of Three and Nine Months Ended September 30, 2016 and 2015
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues	(dollars in thousands)
License	$116,655	$109,468	6.6%	$329,419	$290,629	13.3%
Maintenance and services	89,402	61,364	45.7%	246,871	160,208	54.1%
Total revenues	$206,057	$170,832	20.6%	$576,290	$450,837	27.8%
Total revenues were $206.1 million for the three months ended September 30, 2016 compared to $170.8 million for the three months ended September 30, 2015, an increase of $35.2 million. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers both domestically and internationally. We added over 3,600 new customer accounts in the three months ended September 30, 2016. License revenues increased $7.2 million from the three months ended September 30, 2015 compared to the three months ended September 30, 2016 as a direct result of our investment in our products and in our sales and marketing efforts. Over 85% of our license revenues for the three months ended September 30, 2016 was attributable to sales of perpetual licenses. Maintenance and services revenues increased $28.0 million from the three months ended September 30, 2015 compared to the three months ended September 30, 2016. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 28% for the three months ended September 30, 2016 from 25% for the three months ended September 30, 2015.
Total revenues were $576.3 million for the nine months ended September 30, 2016 compared to $450.8 million for the nine months ended September 30, 2015, an increase of $125.5 million. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers both domestically and internationally. We added over 11,000 new customer accounts in the nine months ended September 30, 2016. License revenues increased $38.8 million from the nine months ended September 30, 2015 compared to the nine months ended September 30, 2016 as a direct result of our investment in our products and in our sales and marketing efforts. Over 90% of our license revenues for the nine months ended September 30, 2016 was attributable to sales of perpetual licenses. Maintenance and services revenues increased $86.7 million from the nine months ended September 30, 2015 compared to the nine months ended September 30, 2016. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 28% for the nine months ended September 30, 2016 from 25% for the nine months ended September 30, 2015.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Cost of revenues	(dollars in thousands)
License	$1,760	$988	78.1%	$4,393	$2,337	88.0%
Maintenance and services	22,270	18,888	17.9%	66,994	49,713	34.8%
Total cost of revenues	$24,030	$19,876	20.9%	$71,387	$52,050	37.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross Margin
License	98.5%	99.1%	98.7%	99.2%
Maintenance and services	75.1%	69.2%	72.9%	69.0%
Total gross margin	88.3%	88.4%	87.6%	88.5%

Total cost of revenues was $24.0 million for the three months ended September 30, 2016 compared to $19.9 million for the three months ended September 30, 2015. The increase of $4.2 million was largely related to an increase in compensation expense of $1.9 million, which includes a $0.8 million increase in stock-based compensation, primarily resulting from headcount growth to support maintenance and services provided to our expanding customer base. The remainder of the increase was primarily attributable to a $1.9 million increase in allocated overhead, which includes facilities related costs. The slight decrease in total gross margin for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to continued investment in hosting Tableau Online.
Total cost of revenues was $71.4 million for the nine months ended September 30, 2016 compared to $52.1 million for the nine months ended September 30, 2015. The increase of $19.3 million was largely related to an increase in compensation expense of $10.9 million, which includes a $3.3 million increase in stock-based compensation, primarily resulting from headcount growth to support maintenance and services provided to our expanding customer base. The remainder of the increase was primarily attributable to a $6.4 million increase in allocated overhead, which includes facilities related costs. The decrease in total gross margin for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to continued investment in hosting Tableau Online.
Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Operating expenses	(dollars in thousands)
Sales and marketing	$114,530	$91,589	25.0%	$340,583	$248,840	36.9%
Research and development	75,348	54,960	37.1%	223,757	144,143	55.2%
General and administrative	21,505	17,584	22.3%	63,178	50,753	24.5%
Total operating expenses	$211,383	$164,133	28.8%	$627,518	$443,736	41.4%
Sales and Marketing
Sales and marketing expenses were $114.5 million for the three months ended September 30, 2016 compared to $91.6 million for the three months ended September 30, 2015. The increase of $22.9 million was largely related to an increase in compensation expense of $17.9 million, which includes a $5.5 million increase in stock-based compensation, primarily resulting from headcount growth as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to a $4.8 million increase in allocated overhead, which includes facilities related costs.
Sales and marketing expenses were $340.6 million for the nine months ended September 30, 2016 compared to $248.8 million for the nine months ended September 30, 2015. The increase of $91.7 million was largely related to an increase in compensation expense of $69.8 million, which includes a $19.8 million increase in stock-based compensation, primarily resulting from headcount growth as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to a $14.6 million increase in allocated overhead, which includes facilities related costs, and a $5.6 million increase in additional marketing and travel costs for marketing promotions, customer events and advertising that promoted our brand and created market awareness for our technology offerings both domestically and internationally.

Research and Development
R&D expenses were $75.3 million for the three months ended September 30, 2016 compared to $55.0 million for the three months ended September 30, 2015. The increase of $20.4 million was largely related to an increase in compensation expense of $16.9 million, which includes a $8.5 million increase in stock-based compensation, primarily resulting from headcount growth as part of our focus on further developing and enhancing our products. The remainder of the increase was primarily attributable to a $3.5 million increase in allocated overhead, which includes facilities related costs.
R&D expenses were $223.8 million for the nine months ended September 30, 2016 compared to $144.1 million for the nine months ended September 30, 2015. The increase of $79.6 million was largely related to an increase in compensation expense of $68.3 million, which includes a $30.5 million increase in stock-based compensation, primarily resulting from headcount growth as part of our focus on further developing and enhancing our products. The remainder of the increase was primarily attributable to a $10.9 million increase in allocated overhead, which includes facilities related costs.
General and Administrative
General and administrative expenses were $21.5 million for the three months ended September 30, 2016 compared to $17.6 million for the three months ended September 30, 2015. The increase of $3.9 million was largely related to an increase in compensation expense of $3.2 million, which includes a $1.0 million increase in stock-based compensation, primarily resulting from headcount growth to support our expansion both domestically and internationally. The remainder of the increase was primarily attributable to a $0.8 million increase in allocated overhead, which includes facilities related costs.
General and administrative expenses were $63.2 million for the nine months ended September 30, 2016 compared to $50.8 million for the nine months ended September 30, 2015. The increase of $12.4 million was largely related to an increase in compensation expense of $8.9 million, which includes a $2.1 million increase in stock-based compensation, primarily resulting from headcount growth to support our expansion both domestically and internationally. The remainder of the increase was primarily attributable to a $2.7 million increase in allocated overhead, which includes facilities related costs.
Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Other income, net	$814	$217	$3,496	$1,404
Other income, net for the three and nine months ended September 30, 2016 increased primarily due to an increase in interest income as well as an increase in gains associated with foreign currency transactions.
Income Tax Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Income tax expense (benefit)	$1,719	$413	$4,242	$(1,166)
Effective tax rate	(6.0)%	(3.2)%	(3.6)%	2.7%
Period specific items	$—	$(560)	$—	$(1,994)
Our effective tax rate was (6.0)% and (3.2)% for the three months ended September 30, 2016 and 2015, respectively, and (3.6)% and 2.7% for the nine months ended September 30, 2016 and 2015, respectively. The difference in the effective tax rates is attributable to the U.S. federal and state deferred tax asset valuation allowance that was established in the fourth quarter of 2015 and period specific items that impacted the September 30, 2015 effective tax rate, related primarily to disqualifying dispositions on incentive stock options.

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
Non-GAAP financial information for the quarter is adjusted for a tax rate equal to our estimated tax rate on non-GAAP income over a three-year financial projection. This rate is based on our estimated annual GAAP income tax rate forecast, adjusted to account for items excluded from GAAP income in calculating the non-GAAP financial measures. To determine this long-term non-GAAP tax rate, we evaluate a three-year financial projection that excludes the impact of non-cash stock-based compensation expense and expense related to amortization of acquired intangible assets. The long-term non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The long-term non-GAAP tax rate applied to the three and nine months ended September 30, 2015 was 43% and did not assume the U.S. federal R&D tax credit would be extended. In December 2015, the federal R&D tax credit was permanently extended. Accordingly, we revised our long-term non-GAAP tax rate to 30% and applied this rate to the three and nine months ended September 30, 2016. The long-term non-GAAP tax rate assumes our deferred income tax assets will be realized based upon projected future taxable income excluding stock-based compensation expense. We anticipate using this long-term non-GAAP tax rate in future periods and may provide updates to this rate on an annual basis upon the completion of each fiscal year, or more frequently if material changes occur.
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

The following table summarizes our non-GAAP financial measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Non-GAAP gross profit	$184,736	$152,812	$513,190	$403,591
Non-GAAP gross margin	89.7%	89.5%	89.1%	89.5%
Non-GAAP operating income	$18,122	$18,396	$15,566	$37,328
Non-GAAP operating margin	8.8%	10.8%	2.7%	8.3%
Non-GAAP net income	$13,255	$10,609	$13,343	$22,077
Free cash flow (1)			$63,800	$50,429
(1) Free cash flow presented on a nine month basis only.
The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Gross profit	$182,027	$150,956	$504,903	$398,787
Excluding: Stock-based compensation expense attributable to cost of revenues	2,614	1,856	8,060	4,804
Excluding: Amortization of acquired intangible assets	95	—	227	—
Non-GAAP gross profit	$184,736	$152,812	$513,190	$403,591
The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Gross margin	88.3%	88.4%	87.6%	88.5%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.3%	1.1%	1.4%	1.1%
Excluding: Amortization of acquired intangible assets	0.0%	—%	0.0%	—%
Non-GAAP gross margin	89.7%	89.5%	89.1%	89.5%
The following table presents the reconciliation of operating loss to non-GAAP operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Operating loss	$(29,356)	$(13,177)	$(122,615)	$(44,949)
Excluding: Stock-based compensation expense	47,383	31,573	137,954	82,277
Excluding: Amortization of acquired intangible assets	95	—	227	—
Non-GAAP operating income	$18,122	$18,396	$15,566	$37,328

The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating margin	(14.2)%	(7.7)%	(21.3)%	(10.0)%
Excluding: Stock-based compensation expense	23.0%	18.5%	23.9%	18.2%
Excluding: Amortization of acquired intangible assets	0.0%	—%	0.0%	—%
Non-GAAP operating margin	8.8%	10.8%	2.7%	8.3%
The following table presents the reconciliation of net loss to non-GAAP net income and non-GAAP net income per basic and diluted common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net loss	$(30,261)	$(13,373)	$(123,361)	$(42,379)
Excluding: Stock-based compensation expense	47,383	31,573	137,954	82,277
Excluding: Amortization of acquired intangible assets	95	—	227	—
Income tax adjustment	(3,962)	(7,591)	(1,477)	(17,821)
Non-GAAP net income	$13,255	$10,609	$13,343	$22,077

Weighted average shares used to compute non-GAAP basic net income per share	75,647	72,089	74,743	71,341
Effect of potentially dilutive shares: stock awards	4,917	5,825	4,933	6,051
Weighted average shares used to compute non-GAAP diluted net income per share	80,564	77,914	79,676	77,392

Non-GAAP net income per share:
Basic	$0.18	$0.15	$0.18	$0.31
Diluted	$0.16	$0.14	$0.17	$0.29
The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$106,134	$83,221
Less: Purchases of property and equipment	42,334	32,792
Free cash flow	$63,800	$50,429
Net cash used in investing activities	$(58,733)	$(33,792)
Net cash provided by financing activities	$22,030	$20,798

Non-GAAP Operating Income
Non-GAAP operating income for the three months ended September 30, 2016 was $18.1 million compared to a non-GAAP operating income of $18.4 million for the three months ended September 30, 2015. The decrease was primarily the result of increased operating expenses attributable to additional headcount.
Non-GAAP operating income for the nine months ended September 30, 2016 was $15.6 million compared to a non-GAAP operating income of $37.3 million for the nine months ended September 30, 2015. The decrease was primarily the result of increased operating expenses attributable to additional headcount.
Non-GAAP Net Income
Non-GAAP net income for the three months ended September 30, 2016 was $13.3 million compared to a non-GAAP net income of $10.6 million for the three months ended September 30, 2015. The increase was primarily the result of the difference in the income tax adjustment applied to each respective period. We applied a long-term non-GAAP tax rate of 43% to the three months ended September 30, 2015. However, in December 2015, the U.S. federal R&D tax credit was permanently extended, and we revised our rate. Accordingly, the revised long-term non-GAAP tax rate of 30% was applied to the three months ended September 30, 2016.
Non-GAAP net income for the nine months ended September 30, 2016 was $13.3 million compared to a non-GAAP net income of $22.1 million for the nine months ended September 30, 2015. The decrease was primarily the result of increased operating expenses attributable to additional headcount.
Free Cash Flow
Free cash flow for the nine months ended September 30, 2016 was $63.8 million compared to free cash flow of $50.4 million for the nine months ended September 30, 2015. The increase was primarily the result of an increase in net cash provided by operating activities partially offset by an increase in cash used to purchase property and equipment.
Liquidity and Capital Resources
As of September 30, 2016, we had cash and cash equivalents totaling $864.6 million, accounts receivable, net of $136.9 million and $687.4 million of working capital.
The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	September 30,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$864,593	$795,900

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$106,134	$83,221
Net cash used in investing activities	(58,733)	(33,792)
Net cash provided by financing activities	22,030	20,798
Effect of exchange rate changes on cash and cash equivalents	(738)	(649)
Net increase in cash and cash equivalents	$68,693	$69,578
Cash and Cash Equivalents
As of September 30, 2016, our cash and cash equivalents were held for working capital purposes, a majority of which was held in cash deposits and money market funds. We intend to continue our capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced product and services offerings and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $106.1 million for the nine months ended September 30, 2016. The cash provided by operating activities was affected by a net loss of $123.4 million, adjusted for stock-based compensation expense of $138.0 million, non-cash depreciation and amortization expense of $25.1 million related to capital assets and to a lesser extent acquired intangible assets, a $49.9 million increase in deferred revenue, a $32.0 million increase in accounts payable and accrued liabilities and a $5.2 million increase in accounts receivable, net. The increase in deferred revenue was primarily due to increased sales of maintenance agreements and an increase in term and subscription license sales which have ratable revenue recognition. The increase in accounts payable and accrued liabilities was primarily due to an increase in expenditures based on growth in the business and employee contributions under our ESPP program. The increase in accounts receivable was primarily due to revenue growth.
Net cash provided by operating activities was $83.2 million for the nine months ended September 30, 2015. The cash provided by operating activities was affected by a net loss of $42.4 million, adjusted for stock-based compensation expense of $82.3 million, non-cash depreciation and amortization expense of $16.2 million related to capital assets, a $37.8 million increase in deferred revenue, a $26.6 million increase in accounts payable and accrued liabilities and a $16.5 million increase in accounts receivable, net. The increase in deferred revenue was primarily due to increased sales of maintenance agreements. The increase in accounts payable and accrued liabilities was primarily due to an increase in expenditures based on growth in the business. The increase in accounts receivable was primarily due to revenue growth.
Investing Activities
Cash used in investing activities was $58.7 million for the nine months ended September 30, 2016. The cash used for this period was primarily attributable to $16.4 million paid to acquire HyPer and $42.3 million in capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Cash used in investing activities was $33.8 million for the nine months ended September 30, 2015. The cash used for this period was primarily attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Cash inflows from our financing activities for the nine months ended September 30, 2016 and 2015 were $22.0 million and $20.8 million, respectively. During the nine months ended September 30, 2016, cash provided by financing activities was primarily due to proceeds of $9.7 million from the exercise of stock options and $11.5 million from the purchases of stock under our employee stock purchase plan. During the nine months ended September 30, 2015, cash provided by financing activities was primarily due to proceeds of $16.1 million from the exercise of stock options.
Stock Repurchase Program
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. The repurchase program has no time limit and may be modified, suspended or discontinued at any time. The purpose of the program is to enhance long-term shareholder value. Repurchases under the program will be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, as determined by management at its discretion and subject to market conditions, applicable legal requirements and other relevant factors. We expect to fund the stock repurchase program with cash on hand and future cash from operations.
Obligations and Commitments
As of September 30, 2016, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates though 2029. There have been no material changes in our principal lease commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2016, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016.
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
Our future success will depend in large part on our ability to, among other things:

•	hire, integrate, train and retain skilled talent, including members of our direct sales force and software engineers;

•	maintain and expand our business, including our operations and infrastructure to support our growth, both domestically and internationally;

•	compete with other companies, custom development efforts and open source initiatives that are currently in, or may in the future enter, the market for our software;

•	expand our customer base, both domestically and internationally;

•	renew maintenance agreements with, and sell additional products to, existing customers;

•	improve the performance and capabilities of our software;

•	maintain high customer satisfaction and ensure quality and timely releases of our products and product enhancements;

•	maintain, expand and support our indirect sales channels and strategic partner network;

•	maintain the quality of our website infrastructure to minimize latency when downloading or utilizing our software;

•	make our software available on public cloud service providers;

•	increase market awareness of our products and enhance our brand; and

•	maintain compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property, international sales and taxation.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this "Risk Factors" section, our business will be adversely affected and our results of operations will suffer.
We may not be able to sustain our revenue growth rate or achieve profitability in the future.
We incurred a net loss in each quarter of 2015, as well as the first three quarters of 2016. We expect expenses to continue to increase as we make investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products.
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
Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled executive, technical, managerial, sales and other personnel. We recently appointed a new Chief Executive Officer and are currently recruiting an executive leader of global sales and field operations. If we do not successfully identify and integrate our new leader of global sales and field operations, this could impede or negatively impact our strategic planning and sales execution. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled personnel in those areas. We have limited experience with recruiting in geographies outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational, sales and managerial requirements, as well as executive leadership requirements, on a timely basis or at all, our business will be adversely affected.
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
We have grown significantly in a relatively short period of time. Our revenues grew to $576.3 million in the nine months ended September 30, 2016 from $450.8 million in the nine months ended September 30, 2015. Our number of full time employees increased to 3,280 as of September 30, 2016 from 2,830 as of September 30, 2015. During this period, we also expanded our operations within the United States and internationally.
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
We may not be able to accurately predict our future revenues or results of operations. For example, a large percentage of the revenues we recognize each quarter has been attributable to sales made in the last month of that same quarter. Our license revenues, which are primarily attributable to perpetual licenses, in particular can be impacted by short-term shifts in customer demand and spending on licenses for our products. In addition, as demand from our customer base increasingly shifts to term based and subscription licenses, this can impact the timing for recognizing revenues in a given period and impact our results of operations. As a result, our ability to forecast revenues on a quarterly or longer-term basis is limited. In addition, we base our current and future expense levels on our operating plans and sales forecasts, and our operating expenses are expected to be relatively fixed in the short term. Accordingly, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter. The variability and unpredictability of these and other factors could result in our failing to meet or exceed financial expectations for a given period.
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
Our future growth also depends upon expanding sales of our products to and renewing license and maintenance agreements with existing customers and their organizations. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in expansion sales to existing customers and additional revenues. If our expansion sales efforts to our customers are not successful, our business would suffer. Moreover, while most of our software is currently licensed and sold under perpetual license agreements, we also enter into term and subscription license agreements with our customers. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variation in the revenue we recognize in a given period. In addition, all of our maintenance and support agreements are sold on a term basis. In order for us to grow our revenues and increase profitability, it is important that our existing customers renew their maintenance and support agreements and their term licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance and support contracts with us after the initial terms have expired. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers' spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenues may decline.
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
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. During the nine months ended September 30, 2016, we closed 960 sales transactions greater than $100,000 compared to 778 sales transactions greater than $100,000 in the nine months ended September 30, 2015, representing a 23% increase in the number of transactions. These larger transactions may involve significant customer negotiation and are typically completed near the end of the quarter. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
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
Our future success depends in large part on the continued contributions of our senior management and other key personnel. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our products and our strategic direction. Effective September 2016, we appointed a new Chief Executive Officer. We are also actively recruiting an executive leader of global sales and field operations. If we do not successfully identify and integrate our new leader of global sales and field operations, this could impede or negatively impact our strategic planning and sales execution. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business. We do not maintain "key person" insurance for any member of our senior management team or any of our other key employees.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 72% of our total revenues in the nine months ended September 30, 2016 was derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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
As of September 30, 2016, we had 19 issued U.S. patents covering our technology and 37 patent applications pending for examination in the United States. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to operate our business for some period of time. For example, we host our Tableau Online and Tableau Public products from a data center located in the San Francisco Bay Area, a region known for seismic activity. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business and results of operations and harm our reputation. In addition, we may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, results of operations and financial condition. In addition, the facilities of significant customers or major strategic partners may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.
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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock's daily closing price on the New York Stock Exchange has ranged from $37.22 to $128.74 through November 1, 2016. On November 1, 2016, the closing price of our Class A common stock was $49.51.
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
In addition, as of September 30, 2016, we had options outstanding that, if fully exercised, would result in the issuance of approximately 4.8 million shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2016, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 76% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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

ITEM 6.        EXHIBITS
Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.
3.2(2)	Amended and Restated Bylaws of Tableau Software, Inc.
10.1	Employment Agreement between Tableau Software, Inc. and Adam Selipsky dated August 8, 2016
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of November 2016.

TABLEAU SOFTWARE, INC.
By: /s/ Thomas E. Walker, Jr.

Thomas E. Walker, Jr.
Chief Financial Officer (principal
financial and accounting officer
and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement between Tableau Software, Inc. and Adam Selipsky dated August 8, 2016
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*    Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.