Form 10-K
period 2016-12-31
Tableau Software Inc
filed 2017-02-23
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-35925

TABLEAU SOFTWARE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	47-0945740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1621 North 34th Street
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates of the Registrant on June 30, 2016, based on the closing price of $48.92 for shares of the Registrant's Class A common stock as reported by the New York Stock Exchange for such date, was approximately $2.8 billion. The Registrant assumed a stockholder was an affiliate of the Registrant at June 30, 2016 if such stockholder (i) beneficially owned 10% or more of the Registrant's capital stock (on an as-converted basis), as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the Registrant, at June 30, 2016. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2017, there were approximately 59,950,143 shares of the Registrant's Class A common stock and 18,101,609 shares of the Registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2017. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year ended December 31, 2016.

TABLEAU SOFTWARE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2016

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
As of December 31, 2016, we had more than 54,000 customer accounts across a broad array of company sizes and industries. Some of our largest customers include Verizon, Capital One, Cisco, Deloitte and various U.S. Government Agencies. In addition, we have cultivated strong relationships with technology partners to help us extend the reach of our products. These partners include both traditional database vendors such as International Business Machines Corporation ("IBM"), Microsoft Corporation, Oracle Corporation and Teradata Corporation and emerging database vendors such as Amazon.com, Inc., Cloudera, Inc., Google Inc., Pivotal Greenplum Database ("Pivotal GPDB") and Vertica (a division of Hewlett Packard Enterprise).
We have been growing in recent periods. For the years ended December 31, 2016, 2015 and 2014, our total revenues were $826.9 million, $653.6 million and $412.6 million, respectively. We had net losses of $144.4 million and $83.7 million for the years ended December 31, 2016 and 2015, respectively and net income of $5.9 million for the year ended December 31, 2014. We have generated positive cash flow from operating activities of $175.0 million, $136.8 million and $89.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. We believe our land and expand business model provides financial visibility as aggregate revenues from subsequent sales of products and maintenance services to our customers have typically been multiples of the revenues we realized from those customers' initial purchases.
Growth Strategy
Our mission to help people see and understand data presents a broad market opportunity. We intend to continue to invest in a number of growth initiatives to allow us to pursue our mission. Our strategies for growth include:

•
Expand our customer base—We operate in a rapidly growing analytics and business intelligence software market. We believe that Tableau is well positioned in the market to expand our present customer base of over 54,000 customer accounts. We are expanding our online and offline marketing efforts to increase our brand awareness. We are also making investments in growing both our direct sales teams and indirect sales channels.

•
Further penetrate our existing customer base—Leveraging our land and expand business model, we intend to continue to increase adoption of our products within and across our existing customer base, as they expand the number of users and develop new use cases for our products in the enterprise. We believe there is an opportunity to extend the reach of our products within our customer base. Our sales and marketing strategy and focus on customer success help our customers identify and pursue new use cases within their organizations. As this expansion occurs, we believe that our products will also increasingly supplant incumbent legacy platforms to become the standard platform for analytics and business intelligence for our customers.

•
Grow internationally—With approximately 29% of our total revenues generated outside the United States and Canada in the year ended December 31, 2016, we believe there is significant opportunity to grow our international business. Our products currently support eight languages, and we are expanding our direct sales force and indirect sales channels outside the United States. We have international operations in Australia, Canada, China, France, Germany, India, Ireland, Japan, Singapore and the United Kingdom, and we intend to invest in further expanding our footprint in these and other regions.

•
Relentlessly innovate and advance our products—We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. Building on our foundational technology innovations, including VizQL, we have released ten major versions of our software to date, rapidly expanding and improving our feature set and capabilities. Our most recent major release, Tableau 10, delivers new design and analytical innovations that make interacting with data on the web, on mobile or in the enterprise faster and easier. Additional capabilities include cross-database joins to bring together disparate data sources, advanced analytics improvements like drag and drop clustering, a device designer for mobile responsive dashboards design and support for additional data sources. Since the release of Tableau 10, we released Tableau 10.1 which includes more ways to connect and prep data, improved formatting, new visual analytics features and new Tableau Server features. We plan to continue to invest in research and development, including hiring top technical talent, focusing on core technology innovation and maintaining an agile organization that supports rapid release cycles. In particular, we intend to focus on further developing our cloud capabilities, offering faster data analysis, continuing to enhance our self-service platform and making data preparation easier.

•
Extend our distribution channels and partner ecosystem—We plan to continue investing in distribution channels, technology partners, and other strategic relationships to help us enter and grow in new markets while complementing our direct sales efforts. We are actively growing our indirect channels, particularly in international markets. Our most important technology partnerships are with market-leading database vendors, such as IBM, Microsoft Corporation, Oracle Corporation and Teradata Corporation, and emerging database vendors, such as Amazon.com, Inc., Cloudera, Inc., Google Inc., Pivotal GPDB and Vertica, with which we have collaborated to develop high performance and optimized connectivity to a broad group of popular data stores. We intend to continue to invest in partnerships that enable us to build and promote complementary capabilities that benefit our customers. We also offer application program interfaces ("APIs") to further empower our developer and OEM partner ecosystem to create applications that embed Tableau functionality.

•
Foster our passionate user community—We benefit from a vibrant and engaged user community. We are investing in initiatives to further expand and energize this group, both online, through our online community site and through events such as our annual customer conferences, including our U.S. Tableau Customer Conference which was attended by a record 13,000 customers and partners in 2016.

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

Tableau Server
Tableau Server is a powerful business intelligence platform with enterprise-class data management and scalability. The collaborative features of Tableau Server are designed to foster more sharing of analytics to improve the dissemination of information across an organization and promote improved decision-making.
Tableau Server's key capabilities include:

•
Shared content—Tableau Server provides an easy-to-navigate repository of shared visualizations and dashboards within an organization. After users of Tableau Desktop create and publish their work to Tableau Server, any other user with appropriate credentials can view and interact with it using a Web browser or mobile device. These viewers can also edit the work and republish it back to the server. The ability to publish dashboards and easily share impactful visual analysis increases awareness of business data and promotes improved decision-making. In addition, allowing others to interact with an analysis gives them deeper understanding of the information which leads to an improved grasp on the problem and hence greater confidence in the solution.

•
Shared data—Just as Tableau Server is a platform for shared analysis, it is also a platform for shared data. Organizations can use Tableau Server to centrally manage enterprise data sources and metadata enabling knowledge sharing, efficiency, governance and data consistency. Business users or IT professionals can create rich data models, containing calculations, hierarchies, field aliases, sets and groups of interest, and publish them to Tableau Server to be shared across an organization. Others can use these models as a starting point for analysis while extending them to meet their own specific analytical needs. While centralized data models are not a pre-requisite for analysis in Tableau, they provide flexibility and increased productivity while maintaining control and security of data.

•
Universal access—We have designed Tableau Server to enable seamless sharing of content across desktop, mobile and Web clients. Once users author and publish analytical content to the server, people across an organization can consume it on different browsers and devices. Further, Tableau Server automatically detects the device being used and adapts the content to take advantage of the device's capabilities including native touch experience and form factor. Tableau Server allows users to actively subscribe to content for automatic delivery on their devices or pull content on demand.

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

•
Security—Tableau Server provides a security model that encompasses authentication, data and network security. Tableau Server is also built on a multi-tenant architecture that allows administrators to logically partition a single system across user populations, providing for separation of content.

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

Tableau Online
Tableau Online, a hosted SaaS version of Tableau Server, is built on the Tableau Server platform and provides ease of use, speed and availability without requiring customers to manage physical infrastructure. Tableau Online runs in a secure data center and can be accessed by clients remotely using Tableau Desktop, a browser or a mobile device.
In addition to offering the same capabilities as Tableau Server, Tableau Online's key capabilities include:

•
Hybrid data connectivity—Tableau Online supports both live connectivity and in-memory extracts of cloud databases including Amazon Redshift, Google BigQuery and Microsoft SQL Azure. Users can access real-time data from cloud data sources without requiring data snapshots.

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
Tableau Public enables us to test new product features and engage in user research as well as generate greater awareness of Tableau and increase community engagement. In addition to offering most of the features of Tableau Desktop and Tableau Server, Tableau Public offers the following capabilities:

•
Web scale—Tableau Public meets the massive performance requirements of serving dynamic content on top tier websites including media channels, social media and other consumer internet services. Through a combination of proprietary software and optimized hardware we have designed a highly scalable, multi-tenant, online infrastructure that is based at a secure third party Web hosting facility. Our Tableau Public service has reached over 1 billion cumulative views worldwide.

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

•
Users—Tableau Public has been used by hundreds of thousands of people to make public data easy to see and understand. People have used the product to visualize and share data about government budgets, school performance, economic policy, sports statistics and box office trends. Visualizations from Tableau Public have appeared in many news organizations' publications such as BBC News and CNBC, as well as publications from bloggers and researchers.

Vizable
Vizable is a Tableau application that turns data into interactive graphs that can be shared directly from an iPad or iPhone. Vizable is a free offering that enables users to explore data on the go without requiring a server or any cloud-based services. It queries data, aggregates, and generates a visualization on the tablet within seconds. With Vizable, people can interact with their data anywhere by using simple hand gestures such as pinching, swiping, and dragging to receive instant feedback.
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

We focus on ensuring our software is compatible with popular database platforms and that our live query technology works with the most recent releases of those platforms. Our Live Query Engine is compatible with 60 data sources, including those from the top five database vendors in the world.
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
Information about Segments and Geographic Revenue
Information about segments and geographic revenue is set forth in Note 10 of the notes to the consolidated financial statements included elsewhere in this report.
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
We have grown our customer accounts from approximately 26,000 as of December 31, 2014 to approximately 54,000 as of December 31, 2016. We define a customer account as a purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts. No customer represented more than 10% of our total revenues in 2016, 2015 or 2014.
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
We also organize events to engage with our customers and foster our user community. Our seminal event is our annual U.S. Tableau Customer Conference, which attracted more than 13,000 customer and partner attendees in November 2016. At this event, our customers have the opportunity to network and connect, learn best practices, attend training sessions, and present their questions and suggestions directly to our software developers, executives and other employees. In 2016, our international offering, Tableau Conference on Tour, included events in Sydney, Australia; Singapore; Paris, France; London, United Kingdom; and Munich, Germany. Finally, many of our customers form local user groups that meet periodically to discuss and share experiences using our products.
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
As of December 31, 2016, we had 3,223 full-time employees globally. We also engage temporary employees and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
We also sell our products through indirect sales channels including technology vendors, resellers and OEMs and independent software vendors ("ISV") partners. These channels provide additional sales coverage, solution-based selling, services and training throughout the world. Our channel program is led by a dedicated sales team and provides training, certification and sales resources to our partners. As of December 31, 2016, less than 10% of our sales team focused on indirect sales channels. We plan to continue to invest in our partner programs to help us enter and grow in new markets while complementing our direct sales efforts.
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
We believe the simplest way to showcase our products is by using them in live or recorded demonstrations. Our marketing team also promotes Tableau Public to generate awareness. By democratizing access to public data and facilitating sharing of insights online, Tableau Public has rapidly increased community engagement and extended the reach of our products. Interest in this service has grown quickly and is demonstrated by more than 1 billion cumulative Tableau Public page views to date.
Strategic Relationships
We view our partners as an extension of our team, playing an integral role in our development and growth. Our partner programs include technology partnerships, reseller arrangements, ISV and OEM relationships. In addition, we also work closely with system integrators, consulting firms and training partners.

Technology Vendors
Our most important technology partnerships are with data platform vendors. We collaborate with these vendors to build high performance connectivity to their data sources. We have 60 optimized data platform connectors to popular data platforms from vendors such as Amazon.com, Inc., Cloudera, Inc., IBM, Microsoft Corporation, Oracle Corporation, Salesforce, SAP SE and Teradata Corporation. In addition, some of our technology partners, such as Teradata Corporation, are resellers of our products.
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
We have historically targeted major product releases on an annual cycle. Since our founding, we have developed ten major versions of our products. In addition, we also provide maintenance releases with bug fixes and incremental functionality, if and when they become available, generally on a monthly basis. Our release cycles enable us to be responsive to customers by delivering new functionality on a frequent basis. We establish priorities for our organization by collaborating closely with our customers, community and employees. We use our products across all business functions at Tableau, from customer support to finance to sales and marketing to human resources, and every employee is encouraged to test and provide feedback.
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
Research and development expenses were $302.8 million, $204.1 million and $110.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

In addition, we may compete with open source initiatives and custom development efforts. We operate in a rapidly growing and rapidly changing market. As a result, we expect competition to continue to increase as other established and emerging companies enter the business analytics market, as customer requirements evolve and as new products and technologies are introduced. We expect this to be particularly true with respect to our SaaS-based offering. This is a relatively new and evolving area of business analytics solutions, and we anticipate competition to increase based on customer demand for these types of products.
Many of our competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, for example by offering a SaaS-based product that competes with our on-premises products or our SaaS product, Tableau Online, or devote greater resources to the development, promotion and sale of their products than us. Moreover, many of these competitors are bundling their analytics products into larger deals or maintenance renewals, often at significant discounts. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures.
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
As of December 31, 2016, we had 19 issued U.S. patents directed to our technology and 43 pending patent applications in the United States. We also had three pending patent applications internationally as of December 31, 2016 with filings at the European Patent Office and in Canada and Australia. We own registered trademarks for Tableau, Tableau Software, the Tableau Logo, the Tableau Software Logo, VizQL, Show Me!, and Data In. Brilliance Out. in the United States. We also own trademark registrations for Tableau, Tableau Software, the Tableau Logo, the Tableau Software Logo, VizQL, and Show Me! in Canada and China; Tableau Software, the Tableau Logo, the Tableau Software Logo, VizQL and Show Me! in the European Union; Tableau Software, VizQL and Show Me! in Japan; Tableau, Tableau Software, the Tableau Logo, the Tableau Software Logo, and VizQL in Korea and Mexico; Tableau, Tableau Software, and VizQL in Australia; Tableau, the Tableau Logo, VizQL, and

Show Me! in Norway; and VizQL and ShowMe! in Switzerland. Such registered trademarks will expire unless renewed at various times in the future.
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
Corporate Information
We were formed as Tableau Software LLC, a Delaware limited liability company, in 2003, and incorporated as Tableau Software, Inc., a Delaware corporation in 2004. Our principal executive offices are located at 1621 North 34th Street, Seattle, Washington 98103, and our telephone number is (206) 633-3400. Our former principal executive offices were located at 837 North 34th Street, Suite 200, Seattle, Washington 98103, prior to completing the planned move of our corporate headquarters in January 2017. Our website address is www.tableau.com. The information on, or that can be accessed through, our website is not part of this report.
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
We have been growing in recent periods, and as a result have a relatively short history operating our business at its current scale. We continue to increase the number of our employees and expand our operations worldwide. Furthermore, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs and frequent introductions of new products, technologies and services. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
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
We incurred a net loss in each quarter of 2015 and 2016. We expect expenses to continue to increase as we make investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products.
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
If we fail to successfully manage the transition to a subscription-based business model, our results of operations could be negatively impacted.
We are currently transitioning to a more subscription-based business model. It is uncertain whether this transition will prove successful or whether we will be able to develop this business model more quickly than our competitors. Market acceptance of our product and service offerings will be dependent on our ability (1) to include functionality and usability that address certain customer requirements, and (2) to optimally price our products in light of marketplace conditions, our costs and customer demand. This transition may have negative revenue implications. If we are unable to respond to these competitive threats, our business could be harmed.
This subscription strategy may give rise to a number of risks, including the following:

•	if new or current customers desire only perpetual licenses our subscription sales may lag behind our expectations;

•	the shift to a subscription strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time and access to files once a subscription has expired;

•
we may be unsuccessful in maintaining our target pricing, product adoption and projected renewal rates, or we may select a target price that is not optimal and could negatively affect our sales or earnings;

•	our revenue growth may decline more than anticipated over the short-term as a result of this strategy;

•	our shift to a subscription licensing model may result in confusion among new or existing customers (which can slow adoption rates), partners, resellers and investors;

•	our relationships with existing partners that resell perpetual license products may be damaged; and

•	we may incur sales compensation costs at a higher than forecasted rate.
If we are unable to attract, integrate and retain additional qualified personnel, including executive, top sales and technical talent, our business could be adversely affected.
Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled executive, technical, managerial, sales and other personnel. Effective September 2016, we appointed a new Chief Executive Officer. Additionally, effective February 2017, we appointed a new Executive Vice President, Worldwide Sales, Services and Support. If we do not successfully integrate these or other new hires, it could impede or negatively impact our business operations and strategic direction including our sales execution, marketing and product development planning and implementation processes. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled personnel in those areas. We have limited experience with recruiting in geographies outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational, sales and managerial requirements, as well as executive leadership requirements, on a timely basis or at all, our business will be adversely affected.
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
We have grown significantly in a relatively short period of time. Our revenues grew to $826.9 million in the year ended December 31, 2016 from $412.6 million in the year ended December 31, 2014. Our number of full time employees increased to 3,223 as of December 31, 2016 from 1,947 as of December 31, 2014. During this period, we also expanded our operations within the United States and internationally.
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
Many of our competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, for example by offering and expanding the capabilities of SaaS-based products that compete with our on-premises products and our SaaS product offerings, or devote greater resources to the development, promotion and sale of their products than we do. Moreover, many of these competitors are bundling their analytics products into larger deals or maintenance renewals, often at significant discounts. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures.
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
Although the overall market for business analytics software is well-established, the market for business analytics software like ours is relatively new, rapidly evolving and unproven. Our future success will depend in large part on our ability to further penetrate the existing market for business analytics software, as well as the continued growth and expansion of what we believe to be an emerging market for analytics solutions and platforms that are faster, easier to adopt, easier to use and more focused on self-service capabilities. It is difficult to predict customer adoption and renewal rates, customer demand for our products, the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. Our ability to further penetrate the existing market and any expansion of the emerging market depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers' willingness to adopt a different approach to data analysis. Furthermore, many potential customers have made significant investments in legacy business analytics software systems and may be unwilling to invest in new software. If we are unable to further penetrate the existing market for business analytics software, the emerging market for self-service analytics solutions fails to grow or expand, or either of these markets decreases in size, our business, results of operations and financial condition would be adversely affected.

Our future quarterly results of operations may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.
Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, some of which are outside of our control, such as:

•
the timing of satisfying revenue recognition criteria, particularly with regard to large enterprise license agreements and other sales transactions, as well as the transition of perpetual license transactions, which generally result in up-front revenue recognition, to subscription and term-based license transactions, which generally result in more ratable revenue, recognized over a period of time;

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
Our future growth also depends upon expanding sales of our products to and renewing license and maintenance agreements with existing customers and their organizations. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in expanding sales to existing customers and additional revenues. If our expansion sales efforts to our customers are not successful, our business would suffer. Moreover, while most of our software is currently licensed and sold under perpetual license agreements, we also enter into term and subscription license agreements with our customers. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variation in the revenue we recognize in a given period. In addition, all of our maintenance and support agreements are sold on a term basis. In order for us to grow our revenues and increase profitability, it is important that our existing customers renew their maintenance and support agreements and their term licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance and support contracts with us after the initial terms have expired. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers' spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenues may decline.
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
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. During 2016, we closed 1,549 sales transactions greater than $100,000 compared to 1,192 sales transactions greater than $100,000 in 2015, representing a 30% increase in the number of transactions. We anticipate that the quantity of sales transactions greater than $100,000 will continue to fluctuate on a quarter by quarter basis. These larger transactions may involve significant customer negotiation and are typically completed near the end of the quarter. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. Events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.

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
Our future success depends in large part on the continued contributions of our senior management and other key personnel. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our products and our strategic direction. Effective September 2016, we appointed a new Chief Executive Officer. Additionally, effective February 2017, we appointed a new Executive Vice President, Worldwide Sales, Services and Support. If we do not successfully integrate these or other new hires, it could impede or negatively impact our business operations and strategic direction including our sales execution, marketing and product development planning and implementation processes. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business. We do not maintain "key person" insurance for any member of our senior management team or any of our other key employees.
Our growth depends on being able to expand our direct sales force successfully.
In order to increase our revenues and profitability, we must increase the size of our direct sales force, both in the United States and internationally, to generate additional revenues from new and existing customers. We intend to further increase our number of direct sales professionals.
We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow, a large percentage of our sales force may be new to our company and our products, which may adversely affect our sales if we cannot train our sales force quickly or effectively. Attrition rates may increase and we may face integration challenges as we continue to seek to expand our sales force. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.
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
Real or perceived errors, failures, bugs or security flaws in our software could adversely affect our results of operations and growth prospects.
Because our software is complex, undetected errors, failures, bugs or security flaws may occur, especially when new versions or updates are released. Our software is often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into computing environments may expose undetected errors, compatibility issues, failures, bugs or security flaws in our software. Despite testing by us, errors, failures, bugs or security flaws may not be found in our software until it is released to our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our software, which could result in customer dissatisfaction and adversely impact the perceived utility of our products as well as our brand. Any of these real or perceived errors, compatibility issues, failures, bugs or security flaws in our software could result in negative publicity, reputational harm, loss of or delay in market acceptance of our software, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays or cessation of our licensing, which could cause us to lose existing or potential customers and could adversely affect our results of operations and growth prospects.
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
We believe that companies have begun to expect that key software be provided through a SaaS model. We have used and expect to use our current cash or future cash flows to fund further development of our Tableau Online product, and we may encounter difficulties that cause our costs to exceed our current expectations. Moreover, as demand increases, we will need to make additional investments in related infrastructure such as server farms, data centers, network bandwidth and technical operations personnel. All of these investments could negatively affect our operating results. Even if we make these investments, we may be unsuccessful in achieving significant market acceptance of this product. Moreover, sales of a potential future SaaS offering by our competitors could adversely affect sales of all of our existing products. In addition, increasing sales of our SaaS offering could cannibalize license sales of our on-premises desktop and server products to our existing and prospective customers, which could negatively impact our overall sales growth. The migration of our customers to a SaaS model would also change the manner in which we recognize revenue, which could adversely affect our operating results and business operations.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 71% of our total revenues in the year ended December 31, 2016 was derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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

•
uncertainty around how the United Kingdom's vote to exit the European Union, commonly referred to as "Brexit," will impact the United Kingdom's access to the European Union Single Market, the related regulatory environment, the global economy and the resulting impact on our business;

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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, the majority of our sales contracts have historically been denominated in U.S. dollars, and therefore most of our revenues have not been subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our software to our customers outside of the United States, which could adversely affect our business, results of operations, financial condition and cash flows. For example, the U.S. election, subsequent actions of the new administration and the Brexit referendum have caused significant volatility in global stock markets and currency exchange rate fluctuations. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
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
As of December 31, 2016, we had 19 issued U.S. patents covering our technology and 43 patent applications pending for examination in the United States. We also had three pending patent applications internationally as of December 31, 2016 with filings at the European Patent Office and in Canada and Australia. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
In addition to intellectual property litigation, we may be subject to other claims arising from our normal business activities. These may include claims, lawsuits and proceedings involving labor and employment, wage and hour, commercial, alleged securities laws violations or other investor claims and other matters. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources and lead to attempts on the part of other parties to pursue similar claims. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or enter into royalty or licensing arrangements, which could adversely affect our results of operations and cash flows, harm our reputation or otherwise negatively impact our business.
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
Additional acquisitions could disrupt our business and adversely affect our results of operations, financial condition and cash flows.
We may make additional acquisitions that could be material to our business, results of operations, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

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
We generally conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure is aligned with our international operations, with many of our international subsidiaries held by our wholly-owned subsidiary in Ireland, which provides order processing and technical and administrative support to all of our international operations, except for those in Canada and Japan. Such corporate structures are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in the relevant tax laws, interpretation of such tax laws or the influence of tax policy.
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
We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation or changes by the Financial Accounting Standards Board ("FASB") and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. Examples of new accounting pronouncements include Accounting Standards Update ("ASU") 2014-09 related to revenue recognition and ASU 2016-02 related to lease accounting. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business.
Risks Related to Ownership of Our Class A Common Stock
Our stock price has been and will likely continue to be volatile or may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders.
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock's daily closing price on the

New York Stock Exchange has ranged from $37.22 to $128.74 through February 21, 2017. On February 21, 2017, the closing price of our Class A common stock was $55.12.
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
In addition, as of December 31, 2016, we had options outstanding that, if fully exercised, would result in the issuance of approximately 4.5 million shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
As of December 31, 2016, holders of approximately 0.9 million shares of Class A and Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for Tableau or other stockholders.

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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2016, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 76% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
Our recently announced share repurchase program may not achieve its objective to enhance long-term stockholder value and could increase the volatility of our stock price.
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. As of December 31, 2016, we had repurchased and retired 446,517 shares of our Class A common stock for a total of $20.0 million. We cannot guarantee that our repurchase program will enhance long-term stockholder value. For example, the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program's effectiveness. Our repurchases of common stock could also affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, the program does not obligate us to repurchase any dollar amount or number of shares of common stock and may be modified, suspended or discontinued at any time, and any of which could cause the market price of our stock to decline.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
Our principal executive offices are located in Seattle, Washington. We also lease additional space in Kirkland, Washington; Palo Alto, California; Austin, Texas; Washington, D.C.; New York City, New York; Vancouver, Canada; London, United Kingdom; Beijing, China; Shanghai, China; Singapore; Tokyo, Japan; Sydney, Australia; Dublin, Ireland; Paris, France; Frankfurt, Germany; and Munich, Germany. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
ITEM 3.     LEGAL PROCEEDINGS
In the ordinary course of business, we may be involved in various legal proceedings and claims related to intellectual property rights, commercial disputes, employment and wage and hour laws, alleged securities laws violations or other investor claims and other matters. For example, we have been, and may in the future be, put on notice and sued by third parties for alleged infringement of their proprietary rights, including patent infringement. We evaluate these claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and potential adverse result. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition or operating results.
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

	2015
	High	Low
First Quarter	$101.30	$76.01
Second Quarter	123.98	89.50
Third Quarter	131.34	76.01
Fourth Quarter	104.92	78.28
	2016
	High	Low
First Quarter	$94.72	$36.60
Second Quarter	56.29	43.83
Third Quarter	62.53	47.77
Fourth Quarter	56.23	41.41
Our Class B common stock is not listed or traded on any stock exchange.
Issuer Purchases of Equity Securities
The following table sets forth for the indicated period, share repurchases of our Class A common stock.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
October 1, 2016 - October 31, 2016	—	$—	—	$—
November 1, 2016 - November 30, 2016	—	$—	—	$200,000
December 1, 2016 - December 31, 2016	446,517	$44.81	446,517	$179,991
(1) All repurchases were made as part of our publicly announced share repurchase program. On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. For further information regarding our stock repurchase program, see Note 6 to the accompanying notes to the consolidated financial statements of this Annual Report on Form 10-K.
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

Stockholders
As of January 31, 2017, there were nine stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 15 stockholders of record of our Class B common stock.
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
The closing price of our Class A common stock on December 30, 2016, the last business day of our 2016 fiscal year, was $42.15 per share.

Company/Index	Base Period 5/17/13	8/31/13	12/31/13	4/30/14	8/31/14	12/31/14	4/30/15	8/31/15	12/31/15	4/30/16	8/31/16	12/31/16
Tableau Software, Inc.	100.00	142.48	135.82	108.91	129.04	167.01	192.79	185.56	185.66	101.87	114.34	83.05
NASDAQ Composite	100.00	108.59	127.50	126.01	140.18	145.40	151.90	147.06	154.36	147.89	161.65	166.85
NASDAQ Computer and Data Processing Services	100.00	109.21	132.47	130.62	147.51	152.19	157.40	154.51	179.48	175.52	194.62	194.99

Use of Proceeds from Public Offerings of Common Stock
On May 16, 2013, our registration statement on Form S-1 (File No. 333-188660) was declared effective by the SEC for our initial public offering, and the offering closed on May 22, 2013. The aggregate offering price for shares sold in the offering was approximately $292.3 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We raised approximately $177.0 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $20.5 million and other offering expenses of approximately $2.6 million.
As of December 31, 2016, we have applied all of the offering proceeds in accordance with the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 20, 2013.
ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2016 and 2015 and the consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2014, 2013 and 2012 and the consolidated statement of operations for the years ended December 31, 2013 and 2012 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
License	$481,659	$423,766	$279,944	$159,930	$89,883
Maintenance and services	345,284	229,821	132,672	72,510	37,850
Total revenues	826,943	653,587	412,616	232,440	127,733
Cost of revenues
License	7,003	3,852	1,211	740	305
Maintenance and services	92,087	69,833	35,774	17,784	10,057
Total cost of revenues (1)	99,090	73,685	36,985	18,524	10,362
Gross profit	727,853	579,902	375,631	213,916	117,371
Operating expenses
Sales and marketing (1)	476,506	356,723	216,672	123,573	62,333
Research and development (1)	302,759	204,131	110,923	60,769	33,065
General and administrative (1)	88,149	71,078	41,712	25,905	17,715
Total operating expenses	867,414	631,932	369,307	210,247	113,113
Operating income (loss)	(139,561)	(52,030)	6,324	3,669	4,258
Other income (expense), net	2,134	1,223	858	(804)	(54)
Income (loss) before income tax expense (benefit)	(137,427)	(50,807)	7,182	2,865	4,204
Income tax expense (benefit)	7,022	32,893	1,309	(4,211)	2,777
Net income (loss)	$(144,449)	$(83,700)	$5,873	$7,076	$1,427

Net income (loss) per share:
Basic	$(1.92)	$(1.17)	$0.09	$0.14	$0.00
Diluted	$(1.92)	$(1.17)	$0.08	$0.12	$0.00
Weighted average shares used to compute net income (loss) per share:
Basic	75,162	71,701	67,591	50,564	33,744
Diluted	75,162	71,701	74,319	59,092	39,652
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenues	$10,595	$7,031	$2,227	$473	$107
Sales and marketing	68,411	45,205	18,203	5,429	1,394
Research and development	91,044	55,269	20,794	5,832	2,115
General and administrative	15,662	11,963	5,794	2,723	1,180

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$908,717	$795,900	$680,613	$252,674	$39,302
Property and equipment, net	106,637	72,350	45,627	21,338	10,346
Working capital	722,903	672,138	629,987	227,892	24,231
Total assets	1,287,199	1,030,711	865,662	354,927	86,992
Deferred revenue, including long-term portion	312,473	198,511	129,810	69,554	34,407
Total liabilities	495,351	296,766	193,656	110,267	57,018
Total stockholders' equity	791,848	733,945	672,006	244,660	9,943

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
We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. We were founded in January 2003 and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010, our first version of Tableau Online in July 2013 and our first version of Vizable in October 2015. Building on our foundational technology innovations, we have released ten major versions of our software, each expanding and improving our products' capabilities. Our most recent major release, Tableau 10, delivers new design and analytical innovations that make interacting with data on the web, on mobile or in the enterprise faster and easier. Additional capabilities include cross-database joins to bring together disparate data sources, advanced analytics improvements like drag and drop clustering, a device designer for mobile responsive dashboards design and support for additional data sources.
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions, and non-profits. As of December 31, 2016, we had over 54,000 customer accounts. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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
We generate revenues primarily in the form of software license fees and related maintenance and services fees. License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. Software license fees include fees from the sales of perpetual, term and subscription licenses. Fees from perpetual licenses comprised over 85% of our license revenues for the year ended December 31, 2016. Fees from term and subscription licenses have increased as a percentage of total revenues in recent periods and include license revenues from Tableau Online, enterprise license agreements, term license sales and OEM arrangements which are all recognized on a ratable basis. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total revenues as demand from our customer base shifts to cloud-based and subscription products and as our customers enter into additional enterprise license agreements. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variation in the revenue we recognize in a given period. Maintenance and services revenues reflect the revenues recognized from fees paid for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements, which are recognized ratably. When purchasing a perpetual license, a customer typically also purchases one year of maintenance service and has the opportunity to renew maintenance service annually thereafter. We expect that maintenance and services revenues will continue to become a larger percentage of our total revenues as our customer base grows. In combination with the shifts in term and subscription license sales, we expect that a larger proportion of our total revenues in the future will be recognized from ratable sources, resulting in revenues that are more recurring and predictable.
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
With approximately 29% of our total revenues from customers located outside the United States and Canada in the year ended December 31, 2016, we believe there is significant opportunity to expand our international business. Our products currently support eight languages and we are expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales in the fourth quarter as a result of industry buying patterns has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We continue to expand our customer base. As of December 31, 2016, we had over 54,000 customer accounts compared to over 39,000 customer accounts as of December 31, 2015 and over 26,000 customer accounts as of December 31, 2014. During the years ended December 31, 2016, 2015 and 2014, we closed 1,549, 1,192, and 781 sales transactions greater than $100,000, respectively. We anticipate that the quantity of sales transactions greater than $100,000 will continue to fluctuate on a quarter by quarter basis.
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. Repurchases under the program are made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, as determined by management at its discretion and subject to market conditions, applicable legal requirements and other relevant factors. During the fourth quarter of 2016, we repurchased 446,517 shares of our outstanding Class A common stock, at an average price of $44.81 per share for $20.0 million. All repurchases were made in open market transactions using cash on hand and all of the shares repurchased were retired. As of December 31, 2016 we were authorized to repurchase a remaining $180.0 million of our Class A common stock under our repurchase program. We expect to fund the stock repurchase program with cash on hand and future cash from operations.
Factors Affecting Our Performance
We believe that our performance and future success are dependent upon a number of factors, including our ability to continue to expand and further penetrate our customer base, including shifts in the number of term based and subscription license sales; innovate and enhance our products; and invest in our infrastructure. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address. See the section of this report titled "1A. Risk Factors."
Investment in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase adoption of our products within our existing customer base, both domestically and internationally. Our ability to increase adoption among existing customers is particularly important to our land and expand business model. We operate in a rapidly growing analytics and business intelligence software market. We believe that Tableau is well positioned in the market to expand our customer base and to increase adoption of our products within and across our existing customers.
In order to expand and further penetrate our customer base, we have made and plan to continue to make investments in expanding our direct sales teams and indirect sales channels and increase our brand awareness.

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
Components of Operating Results
Revenues
License revenues. License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. Over 85% of our license revenues for the year ended December 31, 2016 resulted from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied and we have vendor specific objective evidence ("VSOE") of all undelivered elements. Term and subscription licenses, which include Tableau Online, enterprise license agreements, term license sales and OEM arrangements, are recognized ratably, on a straight-line basis, over the term of the license. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total revenues. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variation in the revenue we recognize in a given period.
Maintenance and services revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements which are recognized ratably. When purchasing a perpetual license, a customer typically also purchases one year of maintenance services and has the opportunity to renew maintenance service annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended September 30, 2016 was over 90%.
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
Cost of Revenues
Cost of license revenues. Cost of license revenues primarily consists of referral fees paid to third parties, expenses related to hosting our SaaS-based Tableau Online service, amortization of acquired intangible assets and other costs including providing support and allocated overhead. Allocated overhead includes overhead costs for depreciation of equipment, facilities (consisting of leasehold improvements amortization and rent) and technical operations (including costs for compensation of our personnel and costs associated with our infrastructure). We expect that the cost of license revenues will increase as a percentage of license revenues as sales of our term licenses and subscriptions to Tableau Online increase.
Cost of maintenance and services revenues. Cost of maintenance and services revenues includes salaries, benefits and stock-based compensation expense associated with our technical support and services organization, as well as allocated overhead, which includes facilities related costs. We recognize expenses related to our technical support and services organization as they are incurred.
Gross Profit and Gross Margin
Gross profit is total revenues less total cost of revenues. Total gross margin is gross profit expressed as a percentage of total revenues. We expect that our total gross margin will decrease as sales of our term licenses and subscriptions to Tableau Online increase.
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, research and development, and general and administrative. For each category, the largest component is personnel costs, which include salaries, payroll taxes, employee benefit costs, bonuses, commissions, as applicable, and stock-based compensation expense.
Sales and marketing. Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, marketing, travel and allocated overhead, which includes facilities related costs. We expect sales and marketing expenses to continue to increase, in absolute dollars, in 2017 compared to 2016 primarily due to growth in our sales and marketing organization, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating expenses as we continue to expand our business.
Research and development. R&D expenses primarily consist of personnel-related costs attributable to our R&D personnel and contractors, as well as allocated overhead, which includes facilities related costs. We have devoted our product development efforts primarily to incorporate additional features, improve functionality, support additional languages, develop new products and adapt to new technologies or changes to existing technologies. We expect that our R&D expenses will continue to increase, in absolute dollars, in 2017 compared to 2016 as we increase our R&D headcount to further enhance and develop our products.
General and administrative. General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, legal, human resources and administrative personnel, allocated overhead, which includes facilities related costs, as well as outsourced legal, accounting and other professional services fees. We expect that general and administrative expenses will continue to increase, in absolute dollars, in 2017 compared to 2016 as we further expand our operations both domestically and internationally.
Other Income (Expense), Net
Other income (expense), net consists primarily of gains and losses on foreign currency transactions and interest income on our cash and cash equivalents balances.

Income Tax Expense (Benefit)
Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, as adjusted for allowable credits, deductions and the valuation allowance against deferred tax assets, as applicable. Our provision for income taxes consists of federal, state and foreign taxes.
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
Revenue Recognition
We generate revenues primarily in the form of software license fees and related maintenance and services fees. Software license fees include fees from the sales of perpetual, term and subscription licenses. Maintenance and services fees primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available), training, and professional services that are not essential to the functionality of the software.
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
Substantially all of our software licenses are sold in multiple-element arrangements that include maintenance services and may include professional services and training.
VSOE of the fair value for software licenses is not available as our software licenses are never sold without maintenance; however, VSOE generally exists for all undelivered elements and any services that are not essential to the functionality of the delivered software. Therefore, we account for delivered software licenses under the residual method.
Maintenance agreements consist of fees for providing software updates on a when and if available basis and technical support for software products ("post-contract support" or "PCS") for an initial term, generally one year. We have established VSOE of the fair value for maintenance on perpetual licenses based on stated substantive renewal rates or the price when sold on a standalone basis. Stated renewal rates are considered to be substantive if they are at least 15% of the actual price charged for the software license. VSOE of the fair value for standalone maintenance contracts is considered to have been established when a substantial majority of individual sales transactions within the previous 12 months falls within a reasonably narrow range, which we have defined to be plus or minus 15% of the median sales price of actual standalone sales transactions.

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
To date, professional services have not been considered essential to the functionality of the software. The VSOE of the fair value of our professional services and training is based on the price for these same services when they are sold separately. Revenues related to professional services are billed on a time and materials basis and are recognized as the services are performed.
Revenues related to training services are billed on a fixed fee basis and are recognized as the services are delivered. Payments received in advance of services performed are deferred and recognized when the related services are performed.
When software is licensed for a specified term or on a subscription basis, fees for maintenance and support are generally bundled with the license fee over the entire term of the contract. In these cases, we do not have VSOE of the fair value for maintenance and support. Revenues related to term and subscription license fees are recognized ratably over the contract term beginning on the date the customer has access to the software license key and continuing through the end of the contract term.
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
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with authoritative guidance for income taxes. Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. We consider future taxable income, historical operating results, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. A valuation allowance is recorded to reduce our deferred income tax assets to the net amount that we believe is more likely than not to be realized. In the event we determine that we are able to realize our deferred income tax assets in excess of our net recorded amount, we would reduce the valuation allowance associated with the deferred income tax assets in the period the determination is made, which may result in a tax benefit in the statement of operations.
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
Recent Accounting Pronouncements
The anticipated impact of recent accounting pronouncements is discussed in Note 2 to the accompanying notes to the consolidated financial statements of this Annual Report on Form 10-K.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenues
License	$481,659	$423,766	$279,944
Maintenance and services	345,284	229,821	132,672
Total revenues	826,943	653,587	412,616
Cost of revenues
License	7,003	3,852	1,211
Maintenance and services	92,087	69,833	35,774
Total cost of revenues (1)	99,090	73,685	36,985
Gross profit	727,853	579,902	375,631
Operating expenses
Sales and marketing (1)	476,506	356,723	216,672
Research and development (1)	302,759	204,131	110,923
General and administrative (1)	88,149	71,078	41,712
Total operating expenses	867,414	631,932	369,307
Operating income (loss)	(139,561)	(52,030)	6,324
Other income, net	2,134	1,223	858
Income (loss) before income tax expense	(137,427)	(50,807)	7,182
Income tax expense	7,022	32,893	1,309
Net income (loss)	$(144,449)	$(83,700)	$5,873
(1) Stock-based compensation expense included above was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenues	$10,595	$7,031	$2,227
Sales and marketing	68,411	45,205	18,203
Research and development	91,044	55,269	20,794
General and administrative	15,662	11,963	5,794

	Year Ended December 31,
	2016	2015	2014
	(as a percentage of total revenues)
Consolidated Statements of Operations Data:
Revenues
License	58.2%	64.8%	67.8%
Maintenance and services	41.8%	35.2%	32.2%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues
License	0.8%	0.6%	0.3%
Maintenance and services	11.1%	10.7%	8.7%
Total cost of revenues	12.0%	11.3%	9.0%
Gross profit	88.0%	88.7%	91.0%
Operating expenses
Sales and marketing	57.6%	54.6%	52.5%
Research and development	36.6%	31.2%	26.9%
General and administrative	10.7%	10.9%	10.1%
Total operating expenses	104.9%	96.7%	89.5%
Operating income (loss)	(16.9)%	(8.0)%	1.5%
Other income, net	0.3%	0.2%	0.2%
Income (loss) before income tax expense	(16.6)%	(7.8)%	1.7%
Income tax expense	0.8%	5.0%	0.3%
Net income (loss)	(17.5)%	(12.8)%	1.4%
Comparison of Years Ended December 31, 2016, 2015 and 2014
Revenues

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(dollars in thousands)
Revenues
License	$481,659	$423,766	$279,944	13.7%	51.4%
Maintenance and services	345,284	229,821	132,672	50.2%	73.2%
Total revenues	$826,943	$653,587	$412,616	26.5%	58.4%
Year ended December 31, 2016 compared to December 31, 2015. Total revenues were $826.9 million for the year ended December 31, 2016 compared to $653.6 million for the year ended December 31, 2015, an increase of $173.4 million, with 14% and 50% year-over-year growth in license and maintenance and services revenues, respectively. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers both domestically and internationally. For example, we added over 15,000 customer accounts in the year ended December 31, 2016. License revenues increased $57.9 million from the year ended December 31, 2015 to the year ended December 31, 2016 due to an increase in the volume of sales transactions. The increased volume of sales transactions was a result of our investment in our products and in our sales and marketing efforts. Over 85% of our license revenues for the year ended December 31, 2016 was attributable to sales of perpetual licenses. Of the revenues from perpetual license sales recognized in 2016, 21% was attributable to perpetual license sales to new customer accounts gained in 2016 and 79% was attributable to perpetual license sales to customer accounts existing on or before December 31, 2015. The increase in maintenance and services revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United

States and Canada increased, as a percentage of total revenues, to 29% for the year ended December 31, 2016 from 25% for the year ended December 31, 2015.
Year ended December 31, 2015 compared to December 31, 2014. Total revenues were $653.6 million for the year ended December 31, 2015 compared to $412.6 million for the year ended December 31, 2014, an increase of $241.0 million, with 51% and 73% year-over-year growth in license and maintenance and services revenues, respectively. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers both domestically and internationally. For example, we added over 12,500 customer accounts in the year ended December 31, 2015. License revenues increased $143.8 million from the year ended December 31, 2014 to the year ended December 31, 2015 due to an increase in the volume of sales transactions. The increased volume of sales transactions was a result of our investment in our products and in our sales and marketing efforts. The substantial majority of our license revenues was attributable to sales of perpetual licenses. Of the revenues from perpetual license sales recognized in 2015, 25% was attributable to perpetual license sales to new customer accounts gained in 2015 and 75% was attributable to perpetual license sales to customer accounts existing on or before December 31, 2014. The increase in maintenance and service revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 25% for the year ended December 31, 2015 from 23% for the year ended December 31, 2014.
Cost of Revenues and Gross Margin

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(dollars in thousands)
Cost of revenues
License	$7,003	$3,852	$1,211	81.8%	218.1%
Maintenance and services	92,087	69,833	35,774	31.9%	95.2%
Total cost of revenues	$99,090	$73,685	$36,985	34.5%	99.2%

	Year Ended December 31,
	2016	2015	2014
Gross Margin
License	98.5%	99.1%	99.6%
Maintenance and services	73.3%	69.6%	73.0%
Total gross margin	88.0%	88.7%	91.0%
Year ended December 31, 2016 compared to December 31, 2015. Total cost of revenues was $99.1 million for the year ended December 31, 2016 compared to $73.7 million for the year ended December 31, 2015. The increase of $25.4 million was largely related to an increase in compensation expense of $12.1 million, which includes a $3.6 million increase in stock-based compensation, primarily resulting from headcount growth, particularly in the second half of 2015 and early 2016, to support maintenance and services provided to our expanding customer base. The remainder of the increase was primarily attributable to a $10.3 million increase in allocated overhead, which includes facilities related costs, and a $2.9 million increase in professional services fees and travel related costs to support our training and consulting services. Our total number of technical support and services headcount increased to 405 employees as of December 31, 2016 from 391 employees as of December 31, 2015. The decrease in total gross margin for the year ended December 31, 2016 as compared to the total gross margin for the year ended December 31, 2015 was primarily due to continued investment in hosting Tableau Online.
Year ended December 31, 2015 compared to December 31, 2014. Total cost of revenues was $73.7 million for the year ended December 31, 2015 compared to $37.0 million for the year ended December 31, 2014. The increase of $36.7 million was largely related to an increase in compensation expense of $20.8 million, which includes a $4.8 million increase in stock-based compensation, primarily resulting from headcount growth to support maintenance and services provided to our expanding customer base. The remainder of the increase was primarily attributable to a $7.6 million increase in allocated overhead, which includes facilities related costs, and a $5.3 million increase in professional services fees and travel related costs to support our training and consulting services. Our total number of technical support and services headcount increased to 391 employees as of December 31, 2015 from 249 employees as of December 31, 2014. The decrease in total gross margin for the year ended December 31, 2015 as compared to the total gross margin for the year ended December 31, 2014 was primarily due to additional investment in our technical support and services organization including higher personnel costs to support our expanding customer base and continued investment in hosting Tableau Online.
Operating Expenses

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(dollars in thousands)
Operating expenses
Sales and marketing	$476,506	$356,723	$216,672	33.6%	64.6%
Research and development	302,759	204,131	110,923	48.3%	84.0%
General and administrative	88,149	71,078	41,712	24.0%	70.4%
Total operating expenses	$867,414	$631,932	$369,307	37.3%	71.1%
Sales and Marketing
Year ended December 31, 2016 compared to December 31, 2015. Sales and marketing expenses were $476.5 million for the year ended December 31, 2016 compared to $356.7 million for the year ended December 31, 2015. The increase of $119.8 million was largely related to an increase in compensation expense of $85.0 million, which includes a $23.2 million increase in stock-based compensation, primarily resulting from headcount growth, particularly in the second half of 2015 and early 2016, as we expanded our sales organization both domestically and internationally. Our sales and marketing headcount increased to 1,407 employees as of December 31, 2016 compared to 1,307 employees as of December 31, 2015. The remainder of the increase was primarily attributable to a $24.6 million increase in allocated overhead, which includes facilities related costs, and $9.6 million increase in additional marketing costs for marketing promotions, customer events and advertising that promoted our brand and created market awareness of our technology offerings both domestically and internationally.
Year ended December 31, 2015 compared to December 31, 2014. Sales and marketing expenses were $356.7 million for the year ended December 31, 2015 compared to $216.7 million for the year ended December 31, 2014. The increase of $140.1 million was largely related to an increase in compensation expense of $93.2 million, which includes a $27.0 million increase in stock-based compensation, primarily resulting from headcount growth as we expanded our sales organization both domestically and internationally. Our sales and marketing headcount increased to 1,307 employees as of December 31, 2015 compared to 826 employees as of December 31, 2014. The remainder of the increase was primarily attributable to a $20.4 million increase in allocated overhead, which includes facilities related costs, and a $23.1 million increase in additional marketing and travel costs for marketing promotions, customer events and advertising that promoted our brand and created market awareness of our technology offerings both domestically and internationally.
Research and Development
Year ended December 31, 2016 compared to December 31, 2015. R&D expenses were $302.8 million for the year ended December 31, 2016 compared to $204.1 million for the year ended December 31, 2015. The increase of $98.6 million was largely related to an increase in compensation expense of $81.8 million, which includes a $35.8 million increase in stock-based compensation, primarily resulting from headcount growth, particularly in the second half of 2015 and early 2016, as part of our focus on further developing and enhancing our products. Our R&D headcount increased to 912 employees as of December 31, 2016 compared to 772 employees as of December 31, 2015. The remainder of the increase was primarily attributable to a $18.0 million increase in allocated overhead, which includes facilities related costs, partially offset by a $1.3 million decrease in professional services fees.
Year ended December 31, 2015 compared to December 31, 2014. R&D expenses were $204.1 million for the year ended December 31, 2015 compared to $110.9 million for the year ended December 31, 2014. The increase of $93.2 million was largely related to an increase in compensation expense of $79.9 million, which includes a $34.5 million increase in stock-based compensation, primarily resulting from headcount growth as part of our focus on further developing and enhancing our products. Our R&D headcount increased to 772 employees as of December 31, 2015 compared to 508 employees as of December 31, 2014. The remainder of the increase was primarily attributable to a $9.4 million increase in allocated overhead, which includes facilities related costs, and a $2.4 million increase in professional services fees.
General and Administrative
Year ended December 31, 2016 compared to December 31, 2015. General and administrative expenses were $88.1 million for the year ended December 31, 2016 compared to $71.1 million for the year ended December 31, 2015. The increase of $17.1 million was largely related to an increase in compensation expense of $12.1 million, which includes a $3.7 million increase in stock-based compensation, primarily resulting from headcount growth, particularly in the second half of 2015 and early 2016, to support our expansion both domestically and internationally. Our general and administrative headcount increased to 273 employees as of December 31, 2016 compared to 213 employees as of December 31, 2015. The remainder of the increase was primarily attributable to a $5.3 million increase in allocated overhead, which includes facilities related costs.
Year ended December 31, 2015 compared to December 31, 2014. General and administrative expenses were $71.1 million for the year ended December 31, 2015 compared to $41.7 million for the year ended December 31, 2014. The increase of $29.4 million was largely related to an increase in compensation expense of $16.5 million, which includes a $6.2 million increase in stock-based compensation, primarily resulting from headcount growth to support our expansion both domestically and internationally. Our general and administrative headcount increased to 213 employees as of December 31, 2015 compared to 145 employees as of December 31, 2014. The remainder of the increase was primarily attributable to a $3.0 million increase in allocated overhead, which includes facilities related costs, a $4.0 million increase in professional services fees for compliance related costs and a $2.4 million increase in travel costs as we continue to expand our business.
Other Income, Net

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Other income, net	$2,134	$1,223	$858
Year ended December 31, 2016 compared to December 31, 2015. Other income, net increased primarily due to an increase in interest income, partially offset by losses associated with foreign currency transactions.
Year ended December 31, 2015 compared to December 31, 2014. Other income, net increased primarily due to gains associated with foreign currency transactions and an increase in interest income.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Income tax expense	$7,022	$32,893	$1,309
Effective tax rate	(5.1)%	(64.7)%	18.2%
Year ended December 31, 2016 compared to December 31, 2015. For the years ended December 31, 2016 and 2015, our effective tax rates were (5.1)% and (64.7)%, respectively. The year-over-year change in the effective tax rate is primarily due to establishing a U.S. deferred tax asset valuation allowance in 2015 and an increase in the year-over-year loss before income tax expense in jurisdictions where a tax benefit is not available. See Note 4 to the consolidated financial statements for additional information on our valuation allowance.
Year ended December 31, 2015 compared to December 31, 2014. For the years ended December 31, 2015 and 2014, our effective tax rates were (64.7)% and 18.2%, respectively. The year-over-year change in the effective tax rate is primarily due to establishing a U.S. deferred tax asset valuation allowance in 2015 and a loss before income tax expense.

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
Non-GAAP financial information is adjusted for a tax rate equal to our estimated tax rate on non-GAAP income over a three-year financial projection. This rate is based on our estimated annual GAAP income tax rate forecast, adjusted to account for items excluded from GAAP income in calculating the non-GAAP financial measures. To determine this long-term non-GAAP tax rate, we evaluate a three-year financial projection that excludes the impact of non-cash stock-based compensation expense and expense related to amortization of acquired intangible assets. The long-term non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The non-GAAP tax rate applied to the first three quarters of 2015 was 43% and did not assume the federal R&D tax credit would be extended. In December 2015, the federal R&D tax credit was permanently extended. Accordingly, we revised our long-term non-GAAP tax rate to 30% and applied this rate to the full years ended December 31, 2015 and December 31, 2016. The long-term non-GAAP tax rate assumes our deferred income tax assets will be realized based upon projected future taxable income excluding stock-based compensation expense. We anticipate using this long-term non-GAAP tax rate in future periods and may provide updates to this rate on an annual basis, or more frequently if material changes occur.
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

The following table summarizes our non-GAAP financial measures:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Non-GAAP gross profit	$738,771	$586,933	$377,858
Non-GAAP gross margin	89.3%	89.8%	91.6%
Non-GAAP operating income	$46,474	$67,438	$53,342
Non-GAAP operating margin	5.6%	10.3%	12.9%
Non-GAAP net income	$34,026	$48,063	$38,504
Free cash flow	$114,315	$91,644	$52,703
The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Gross profit	$727,853	$579,902	$375,631
Excluding: Stock-based compensation expense attributable to cost of revenues	10,595	7,031	2,227
Excluding: Amortization of acquired intangible assets	323	—	—
Non-GAAP gross profit	$738,771	$586,933	$377,858
The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Year Ended December 31,
	2016	2015	2014

Gross margin	88.0%	88.7%	91.0%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.3%	1.1%	0.5%
Excluding: Amortization of acquired intangible assets	0.0%	—%	—%
Non-GAAP gross margin	89.3%	89.8%	91.6%
The following table presents the reconciliation of operating income (loss) to non-GAAP operating income:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Operating income (loss)	$(139,561)	$(52,030)	$6,324
Excluding: Stock-based compensation expense	185,712	119,468	47,018
Excluding: Amortization of acquired intangible assets	323	—	—
Non-GAAP operating income	$46,474	$67,438	$53,342

The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Year Ended December 31,
	2016	2015	2014

Operating margin	(16.9)%	(8.0)%	1.5%
Excluding: Stock-based compensation expense	22.5%	18.3%	11.4%
Excluding: Amortization of acquired intangible assets	0.0%	—%	—%
Non-GAAP operating margin	5.6%	10.3%	12.9%
The following table presents the reconciliation of net income (loss) to non-GAAP net income and non-GAAP net income per basic and diluted common share:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income (loss)	$(144,449)	$(83,700)	$5,873
Excluding: Stock-based compensation expense	185,712	119,468	47,018
Excluding: Amortization of acquired intangible assets	323	—	—
Income tax adjustments	(7,560)	12,295	(14,387)
Non-GAAP net income	$34,026	$48,063	$38,504

Weighted average shares used to compute non-GAAP basic net income per share	75,162	71,701	67,591
Effect of potentially dilutive shares: stock awards	4,783	5,970	6,728
Weighted average shares used to compute non-GAAP diluted net income per share	79,945	77,671	74,319

Non-GAAP net income per share
Basic	$0.45	$0.67	$0.57
Diluted	$0.43	$0.62	$0.52
The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$175,047	$136,774	$89,451
Less: Purchases of property and equipment	60,732	45,130	36,748
Free cash flow	$114,315	$91,644	$52,703
Net cash used in investing activities	$(77,131)	$(46,130)	$(35,054)
Net cash provided by financing activities	$16,562	$25,746	$374,289
Non-GAAP Operating Income
Non-GAAP operating income decreased from 2015 to 2016 primarily due to increased operating expenses attributable to additional headcount, particularly in the second half of 2015 and early 2016.
Non-GAAP operating income increased from 2014 to 2015 primarily due to increased domestic and international demand for our products and services from new and existing customers, partially offset by increased operating expenses attributable to additional headcount.

Non-GAAP Net Income
Non-GAAP net income decreased from 2015 to 2016 primarily due to decreases in non-GAAP operating income.
Non-GAAP net income increased from 2014 to 2015 primarily due to increases in non-GAAP operating income.
Free Cash Flow
Free cash flow increased from 2015 to 2016 and from 2014 to 2015 due to the increase in net cash provided by operating activities, partially offset by increases in purchases of property and equipment due to our headcount growth and build-out of our operational infrastructure.
Liquidity and Capital Resources
As of December 31, 2016, we had cash and cash equivalents totaling $908.7 million, accounts receivable, net of $206.8 million and $722.9 million of working capital.
The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$908,717	$795,900

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$175,047	$136,774	$89,451
Net cash used in investing activities	(77,131)	(46,130)	(35,054)
Net cash provided by financing activities	16,562	25,746	374,289
Effect of exchange rate changes	(1,661)	(1,103)	(747)
Net increase in cash and cash equivalents	$112,817	$115,287	$427,939
Cash and Cash Equivalents
As of December 31, 2016, our cash and cash equivalents were held for working capital purposes and were held in cash deposits and money market funds. We intend to continue making capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced product and services offerings, and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $175.0 million for the year ended December 31, 2016, as a result of a net loss of $144.4 million, adjusted for stock-based compensation expense of $185.7 million and non-cash depreciation and amortization expense of $43.0 million related to capital assets. Net cash provided by operating activities was also impacted by a $78.2 million increase in accounts receivable, net, a $19.0 million increase in prepaid expenses, deposits and other assets, a $116.9 million increase in deferred revenue and a $71.2 million increase in accounts payable and accrued liabilities. The increase in deferred revenue was primarily due to increased sales of maintenance agreements and an increase in term and subscription license sales which have ratable revenue recognition. The increase in prepaid expenses, deposits and other assets and accounts payable and accrued liabilities was primarily due to an increase in expenditures based on growth in the business and employee contributions under our 2013 Employee Stock Purchase Plan ("2013 ESPP"). The increase in accounts receivable was primarily due to revenue growth. The increase in stock-based compensation expense was primarily related to headcount growth.

Net cash provided by operating activities was $136.8 million for the year ended December 31, 2015, as a result of a net loss of $83.7 million, adjusted for stock-based compensation expense of $119.5 million, non-cash depreciation and amortization expense of $23.7 million related to capital expenditures, and a $28.6 million provision for deferred income taxes which was primarily related to the valuation allowance recorded on our U.S. deferred tax assets in 2015. Net cash provided by operating activities was also impacted by a $34.2 million increase in accounts receivable, net, a $13.8 million increase in prepaid expenses, deposits and other assets, a $71.4 million increase in deferred revenue and a $30.2 million increase in accounts payable and accrued liabilities. The increase in accounts receivable, net and deferred revenue was primarily due to increased license and maintenance agreement sales. The increase in prepaid expenses, deposits and other assets and accounts payable and accrued liabilities was primarily due to additional costs attributable to our expansion, both domestically and internationally. The increase in stock-based compensation expense was primarily related to headcount growth.
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
Investing Activities
Cash used in investing activities was $77.1 million for the year ended December 31, 2016. The cash used for this period was primarily attributable to $16.4 million paid to acquire HyPer and $60.7 million in capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Cash used in investing activities was $46.1 million for the year ended December 31, 2015. The cash used for this period was primarily attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Cash used in investing activities was $35.1 million for the year ended December 31, 2014. The cash used for this period was primarily attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Net cash provided by financing activities was $16.6 million for the year ended December 31, 2016 as a result of proceeds from the exercise of stock options of $11.9 million, proceeds from the purchase of stock under our 2013 ESPP of $22.4 million and excess tax benefits from stock-based compensation of $2.2 million partially offset by repurchases of common stock under our stock repurchase program of $20.0 million.
Net cash provided by financing activities was $25.7 million for the year ended December 31, 2015 as a result of proceeds from the exercise of stock options of $20.1 million and excess tax benefits from stock-based compensation of $5.6 million.
Net cash provided by financing activities was $374.3 million for the year ended December 31, 2014 as a result of $344.1 million in net proceeds from our public offerings in March 2014, proceeds from the exercise of stock options of $16.2 million and excess tax benefits from stock-based compensation of $14.1 million.
Stock Repurchase Program
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. Repurchases under the program are made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, as determined by management at its discretion and subject to market conditions, applicable legal requirements and other relevant factors. During the fourth quarter of 2016, we repurchased 446,517 shares of our outstanding Class A common stock at an average price of $44.81 per share for $20.0 million. All repurchases were made in open market transactions using cash on hand and all of the shares repurchased were retired. As of December 31, 2016 we were authorized to repurchase a remaining $180.0 million of our Class A common stock under our repurchase program. We expect to fund the stock repurchase program with cash on hand and future cash generated from operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Obligations and Commitments
The following table represents our contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Lease Obligations	$425,285	$35,851	$88,015	$87,208	$214,211
Contractual Commitments	6,275	2,876	3,399	—	—
As of December 31, 2016, our principal obligations consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2029. See Note 8 to the consolidated financial statements for additional information on our operating leases.
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
As of December 31, 2016, we had approximately $0.7 million of recorded liabilities pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. As we are unable to make reasonably reliable estimates of the timing of any cash payments to the tax authorities as a result of future settlements, these obligations are not included in the table. See Note 4 to the consolidated financial statements for additional information on our uncertain tax positions.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.
Interest Rate Risk
We had cash and cash equivalents of $908.7 million as of December 31, 2016. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.
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
Inflation
We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLEAU SOFTWARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Tableau Software, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Tableau Software, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2016 and 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 23, 2017

TABLEAU SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$908,717	$795,900
Accounts receivable, net	206,765	131,784
Prepaid expenses and other current assets	36,011	16,977
Income taxes receivable	131	78
Total current assets	1,151,624	944,739
Property and equipment, net	106,637	72,350
Goodwill	15,531	932
Deferred income taxes	1,449	1,544
Deposits and other assets	11,958	11,146
Total assets	$1,287,199	$1,030,711
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$17,637	$1,152
Accrued compensation and employee related benefits	70,230	53,003
Other accrued liabilities	53,418	31,838
Income taxes payable	1,893	1,000
Deferred revenue	285,543	185,608
Total current liabilities	428,721	272,601
Deferred revenue	26,930	12,903
Other long-term liabilities	39,700	11,262
Total liabilities	495,351	296,766
Commitments and contingencies (note 8)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 18,336,609 and 19,331,666 shares issued and outstanding as of December 31, 2016 and 2015, respectively	2	2
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 58,381,813 and 53,872,798 shares issued and outstanding as of December 31, 2016 and 2015, respectively	6	5
Additional paid-in capital	1,007,205	805,804
Accumulated other comprehensive income	1,593	643
Accumulated deficit	(216,958)	(72,509)
Total stockholders' equity	791,848	733,945
Total liabilities and stockholders' equity	$1,287,199	$1,030,711

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Revenues
License	$481,659	$423,766	$279,944
Maintenance and services	345,284	229,821	132,672
Total revenues	826,943	653,587	412,616
Cost of revenues
License	7,003	3,852	1,211
Maintenance and services	92,087	69,833	35,774
Total cost of revenues (1)	99,090	73,685	36,985
Gross profit	727,853	579,902	375,631
Operating expenses
Sales and marketing (1)	476,506	356,723	216,672
Research and development (1)	302,759	204,131	110,923
General and administrative (1)	88,149	71,078	41,712
Total operating expenses	867,414	631,932	369,307
Operating income (loss)	(139,561)	(52,030)	6,324
Other income, net	2,134	1,223	858
Income (loss) before income tax expense	(137,427)	(50,807)	7,182
Income tax expense	7,022	32,893	1,309
Net income (loss)	$(144,449)	$(83,700)	$5,873

Net income (loss) per share:
Basic	$(1.92)	$(1.17)	$0.09
Diluted	$(1.92)	$(1.17)	$0.08

Weighted average shares used to compute net income (loss) per share:
Basic	75,162	71,701	67,591
Diluted	75,162	71,701	74,319
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenues	$10,595	$7,031	$2,227
Sales and marketing	68,411	45,205	18,203
Research and development	91,044	55,269	20,794
General and administrative	15,662	11,963	5,794

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income (loss)	$(144,449)	$(83,700)	$5,873
Other comprehensive income (loss):
Foreign currency translation, net	950	503	211
Comprehensive income (loss)	$(143,499)	$(83,197)	$6,084

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
	(in thousands, except share information)
Balances as of December 31, 2013	62,198,686	$7	$239,406	$(71)	$5,318	$244,660
Proceeds from public offering, net of underwriters' discount	4,000,000	—	344,077	—	—	344,077
Issuance of common stock	3,669,533	—	16,151	—	—	16,151
Stock-based compensation expense	—	—	47,018	—	—	47,018
Excess tax benefit from stock-based compensation	—	—	14,016	—	—	14,016
Other comprehensive income, net	—	—	—	211	—	211
Net income	—	—	—	—	5,873	5,873
Balances as of December 31, 2014	69,868,219	7	660,668	140	11,191	672,006
Issuance of common stock	3,336,245	—	20,117	—	—	20,117
Stock-based compensation expense	—	—	119,468	—	—	119,468
Excess tax benefit from stock-based compensation	—	—	5,551	—	—	5,551
Other comprehensive income, net	—	—	—	503	—	503
Net loss	—	—	—	—	(83,700)	(83,700)
Balances as of December 31, 2015	73,204,464	7	805,804	643	(72,509)	733,945
Issuance of common stock	3,960,475	1	34,356	—	—	34,357
Repurchase of common stock	(446,517)	—	(20,009)	—	—	(20,009)
Stock-based compensation expense	—	—	185,712	—	—	185,712
Excess tax benefit from stock-based compensation	—	—	1,342	—	—	1,342
Other comprehensive income, net	—	—	—	950	—	950
Net loss	—	—	—	—	(144,449)	(144,449)
Balances as of December 31, 2016	76,718,422	$8	$1,007,205	$1,593	$(216,958)	$791,848

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities
Net income (loss)	$(144,449)	$(83,700)	$5,873
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	43,006	23,667	13,512
Stock-based compensation expense	185,712	119,468	47,018
Excess tax benefit from stock-based compensation	(2,215)	(5,629)	(14,061)
Deferred income taxes	1,219	28,558	(899)
Changes in operating assets and liabilities
Accounts receivable, net	(78,197)	(34,225)	(41,015)
Prepaid expenses, deposits and other assets	(18,987)	(13,783)	(6,950)
Income taxes receivable	(56)	147	1,816
Deferred revenue	116,860	71,383	62,752
Accounts payable and accrued liabilities	71,157	30,224	21,181
Income taxes payable	997	664	224
Net cash provided by operating activities	175,047	136,774	89,451
Investing activities
Purchases of property and equipment	(60,732)	(45,130)	(36,748)
Sales of property and equipment	—	—	1,694
Business combination	(16,399)	(1,000)	—
Net cash used in investing activities	(77,131)	(46,130)	(35,054)
Financing activities
Proceeds from public offering, net of underwriters' discount and offering costs	—	—	344,077
Proceeds from issuance of common stock	34,356	20,117	16,151
Repurchases of common stock	(20,009)	—	—
Excess tax benefit from stock-based compensation	2,215	5,629	14,061
Net cash provided by financing activities	16,562	25,746	374,289
Effect of exchange rate changes on cash and cash equivalents	(1,661)	(1,103)	(747)
Net increase in cash and cash equivalents	112,817	115,287	427,939
Cash and cash equivalents
Beginning of year	795,900	680,613	252,674
End of year	$908,717	$795,900	$680,613

Supplemental disclosures
Cash paid for income taxes	$1,513	$959	$569
Cash paid for interest	15	8	19
Non-cash activities
Accrued purchases of property and equipment	26,548	10,012	4,776
Asset retirement obligations recognized, net	745	271	667
Property and equipment acquired under build-to-suit lease	—	—	11,600
Property and equipment sold in sale-leaseback transaction	—	—	11,600

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
Reclassifications
In the Consolidated Balance Sheets, certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, "Goodwill" was previously included in the line item "Deposits and other assets" and is now separately stated. There was no change to total assets as a result of the reclassification.
Public Offering
In March 2014, we closed a follow-on public offering, in which we sold 4,000,000 shares of our Class A common stock at a price to the public of $89.25 per share. The aggregate offering price for shares sold in the offering was approximately $344.1 million, net of underwriters' discounts and commissions, and offering expenses.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates include the useful lives of our property and equipment and other lease related assets and liabilities and the collectability of our accounts receivable. We also use estimates in stock-based compensation, income taxes, business combinations and accrued liabilities. Actual results could differ from those estimates.
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
Gains and losses on foreign currency transactions are included in income. Foreign currency transaction gain (loss) was $(0.6) million, $0.6 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Revenue Recognition
We generate revenues primarily in the form of software license fees and related maintenance and services fees. Software license fees include fees from the sales of perpetual, term and subscription licenses. Maintenance and services fees primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available), training, and professional services that are not essential to the functionality of the software.
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
Substantially all of our software licenses are sold in multiple-element arrangements that include maintenance services and may include professional services and training.
Vendor specific objective evidence ("VSOE") of the fair value for software licenses is not available as our software licenses are never sold without maintenance; however, VSOE generally exists for all undelivered elements and any services that are not essential to the functionality of the delivered software. Therefore, we account for delivered software licenses under the residual method.
Maintenance agreements consist of fees for providing software updates on a when and if available basis and technical support for software products ("post-contract support" or "PCS") for an initial term, generally one year. We have established VSOE of the fair value for maintenance on perpetual licenses based on stated substantive renewal rates or the price when sold on a standalone basis. Stated renewal rates are considered to be substantive if they are at least 15% of the actual price charged for the software license. VSOE of the fair value for standalone maintenance contracts is considered to have been established when a substantial majority of individual sales transactions within the previous 12 months falls within a reasonably narrow range, which we have defined to be plus or minus 15% of the median sales price of actual standalone sales transactions.
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

To date, professional services have not been considered essential to the functionality of the software. The VSOE of the fair value of our professional services and training is based on the price for these same services when they are sold separately. Revenues related to professional services are billed on a time and materials basis and are recognized as the services are performed.
Revenues related to training services are billed on a fixed fee basis and are recognized as the services are delivered. Payments received in advance of services performed are deferred and recognized when the related services are performed.
When software is licensed for a specified term or on a subscription basis, fees for maintenance and support are generally bundled with the license fee over the entire term of the contract. In these cases, we do not have VSOE of the fair value for maintenance and support. Revenues related to term and subscription license fees are recognized ratably over the contract term beginning on the date the customer has access to the software license key and continuing through the end of the contract term.
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
Activity related to our provision for doubtful accounts was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance at the beginning of the period	$888	$1,111	$805
Bad debt expense	750	250	747
Accounts written off	(573)	(473)	(441)
Balance at the end of the period	$1,065	$888	$1,111
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
Advertising Expenses
We expense all advertising costs as incurred and classify such costs as sales and marketing expenses. Advertising expenses for the years ended December 31, 2016, 2015 and 2014 were $21.7 million, $11.3 million and $7.6 million, respectively.
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with authoritative guidance for income taxes. Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. We consider future taxable income, historical operating results, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. A valuation allowance is recorded to reduce our deferred income tax assets to the net amount that we believe is more likely than not to be realized. In the event we determine that we are able to realize our deferred income tax assets in excess of our net recorded amount, we would reduce the valuation allowance associated with the deferred income tax assets in the period the determination is made, which may result in a tax benefit in the statement of operations.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer's financial condition and generally collateral is not required. As of December 31, 2016 and 2015, no individual customer accounted for 10% or more of total accounts receivable. For the years ended December 31, 2016, 2015 and 2014, no individual customer represented 10% or more of our total revenues.
Business Combinations
As of the date of an acquisition, we recognize the identifiable assets acquired and liabilities assumed at fair value. Any excess of the consideration over the fair value of identifiable net assets is recorded as goodwill. Amounts that are not part of the consideration transferred are recognized separately from a business combination and are expensed as incurred. Intangible assets acquired are measured at their acquisition date fair value using valuation techniques that are subject to judgment.
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
Stock-Based Compensation
We record compensation expense for stock-based transactions including employee and non-employee stock option and restricted stock unit ("RSU") awards granted under our 2004 Equity Incentive Plan (the "2004 Plan") and our 2013 Equity Incentive Plan, as amended, (the "2013 Plan" and together with the 2004 Plan, the "Plans"). We also record compensation expense related to employee contributions made under our 2013 Employee Stock Purchase Plan ("2013 ESPP"). These contributions are used to purchase shares of our Class A common stock at a discount. Stock-based compensation expense is measured and recognized in the financial statements based on fair value. The fair value of each RSU award is determined based on the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant. The fair value of each stock option award is determined at the date of grant by applying the Black-Scholes option pricing model. We also use the Black-Scholes option pricing model to determine the fair value of each common share issued under the 2013 ESPP. The fair value for 2013 ESPP grants is determined on the first day of each offering period.
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
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU 2014-15 related to status as a going concern. The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for the annual periods and interim periods thereafter. We adopted this standard in the fourth quarter of 2016. The adoption did not have an impact on our consolidated financial statements.
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

Recent Accounting Pronouncements Not yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 related to revenue recognition. Since the issuance of ASU 2014-09, the FASB has also issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, all of which clarify certain aspects of ASU 2014-09. The new standard will change the way we recognize revenue, including the identification of contractual performance obligations and the allocation of transaction price, to depict the transfer of promised goods or services to customers at the amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. ASU 2014-09 provides for retrospective or modified prospective methods of initial adoption and is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. We are currently evaluating the method of adoption and do not plan to adopt this standard early.
The new standard will impact the timing of revenue recognition related to our on-premises term license agreements. Under existing guidance we recognize revenue related to on-premises term license agreements ratably over the term of the licensing agreement. However, under the new standard we expect that revenue allocable to the license portion of the arrangement will be recognized upon delivery of the license. Maintenance revenue related to on-premises term license agreements will continue to be recognized ratably over the term of the licensing agreement. The new standard may also impact our determination of standalone selling prices which could impact the allocation of transaction price to each performance obligation, thereby impacting the timing of revenue recognition depending on when each performance obligation is recognized.
The new standard will impact our internal control environment, including our financial statement disclosure controls, our business process controls and enhancements necessary to update our business systems. Our evaluation of the new standard will extend into future periods and we will update our disclosures, including the expected impacts of the new standard, as we progress towards the adoption date.
In February 2016, the FASB issued ASU 2016-02 related to lease accounting. The new guidance will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases that do not meet the definition of a short-term lease. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective transition. Early adoption is permitted. Under the new standard we anticipate that our current real estate leases will continue to be classified as operating leases and a significant amount of our currently outstanding operating lease commitments will be recorded to the balance sheet as a right-of-use asset and a corresponding lease liability. Our evaluation of the new standard will extend into future periods and we will update our disclosures, including the expected impacts of the new standard, as we progress towards the required adoption date.
In March 2016, the FASB issued ASU 2016-09 related to stock-based compensation. The new guidance, which simplifies the accounting and presentation for share-based payments, provides for a number of amendments which impact the accounting for income taxes and the accounting for forfeitures. ASU 2016-09 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016 and requires varied adoption methods for each respective amendment. We will adopt this standard in the first quarter of 2017. We do not expect this standard to have a material impact on our consolidated financial statements as we anticipate that the majority of our previously unrecognized excess tax benefits, recognized upon adoption, will be offset by a corresponding increase to our U.S. federal and state deferred tax asset valuation allowance. Additionally, we plan to make the policy election to account for forfeitures as they occur; however, we do not anticipate that this change will have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, simplifying the accounting for goodwill impairment. The new guidance removes step two of the two-step quantitative goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and may be adopted early for any interim or annual goodwill impairment tests performed after January 1, 2017. We currently expect to adopt this standard in 2017 as part of our annual impairment testing performed in the third quarter. We do not believe that this standard will have a material impact on our consolidated financial statements.

Note 3. Balance Sheet Detail
Property and Equipment, Net
Property and equipment, net consisted of the following:

	Useful Life	December 31,
	(in months)	2016	2015
		(in thousands)
Computer equipment and software	36	$92,536	$73,052
Furniture and fixtures	36	18,953	14,602
Leasehold improvements	10-150	37,308	26,656
Construction in progress		35,099	7,140
		183,896	121,450
Less: Accumulated depreciation and amortization		(77,259)	(49,100)
		$106,637	$72,350
Depreciation and amortization expense was $43.0 million, $23.7 million and $13.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Goodwill
The only change in the carrying amount of goodwill during the year ended December 31, 2016 was an increase of $14.6 million related to our acquisition of HyPer (Note 5).
Accrued Compensation and Employee Related Benefits
Accrued compensation and employee related benefits consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Accrued commissions	$24,801	$17,518
Accrued bonuses	19,080	16,882
Accrued vacation	13,003	10,425
Other	13,346	8,178
Total	$70,230	$53,003
Note 4. Income Taxes
The components of our income (loss) before income tax expense consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
United States	$(100,725)	$(27,779)	$6,217
International	(36,702)	(23,028)	965
Total	$(137,427)	$(50,807)	$7,182

Income tax expense consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
United States	$2,147	$28,630	$(937)
International	4,875	4,263	2,246
Total	$7,022	$32,893	$1,309
The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current
Federal	$1,447	$4,009	$11,057
State	402	771	2,359
Foreign	5,230	5,240	2,802
Total current income tax expense	7,079	10,020	16,218
Deferred
Federal	258	22,011	(12,970)
State	40	1,839	(1,383)
Foreign	(355)	(977)	(556)
Total deferred income tax expense (benefit)	(57)	22,873	(14,909)
Total income tax expense	$7,022	$32,893	$1,309
A reconciliation of the U.S. federal statutory income tax provision (benefit) to the effective income tax expense for each year follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Income tax provision (benefit) at statutory rate	$(48,098)	$(17,783)	$2,514
State taxes, net of federal tax benefit	(3,466)	(896)	207
Impact of foreign income taxes	14,566	10,582	1,340
Research and development and other tax credits	(8,462)	(10,187)	(6,499)
Non-deductible stock-based compensation	5,098	3,174	2,929
Non-deductible meals and entertainment	1,212	1,395	832
Impact of valuation allowance	46,174	46,737	—
Other, net	(2)	(129)	(14)
Total income tax expense	$7,022	$32,893	$1,309
Our effective tax rate differs from the U.S. federal statutory rate primarily due to the impact of the valuation allowance on our U.S. federal and state deferred income tax assets and losses in jurisdictions where a tax benefit is not available. The difference between the impact of valuation allowance on income tax expense as compared to the U.S. federal statutory rate in 2016 and the change in the deferred tax asset valuation allowance, recorded in 2016, is related to shortfalls, incurred upon the settlement of stock-based compensation awards during the period.

The tax effects of temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Deferred income tax assets
Tax credit carryforwards	$17,904	$9,704
Stock-based compensation	18,589	21,924
Accrued compensation	14,268	11,819
Deferred revenue	3,728	2,425
Deferred rent	9,037	3,589
Depreciation and amortization	5,234	2,018
Other	304	553
Total deferred income tax assets	69,064	52,032
Deferred income tax liabilities
Prepaid assets	4,231	3,757
Total deferred income tax liabilities	4,231	3,757
Net deferred income tax assets before valuation allowance	64,833	48,275
Less: Valuation allowance	(63,384)	(46,737)
Net deferred income tax assets	$1,449	$1,538

Reported As:
Deferred income taxes	1,449	1,544
Other long-term liabilities	—	(6)
Net deferred income tax assets	$1,449	$1,538
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
In 2015, a valuation allowance of $46.7 million was established for our U.S. federal and state deferred income tax assets, in part due to our current three-year cumulative GAAP net loss adjusted for permanent tax differences, which is a significant piece of negative evidence for recording the valuation allowance. In 2016, we determined our U.S. federal and state deferred income tax assets continue to be currently not more likely than not to be realized; therefore, we increased the valuation allowance to $63.4 million as of December 31, 2016.
Net operating loss ("NOL") carryforwards created by excess tax benefits from the exercise of stock options or the vesting of RSUs are not recorded as deferred income tax assets. To the extent such NOL carryforwards are utilized, the benefit realized will increase stockholders' equity. At December 31, 2016, for income tax return purposes we have gross NOL carryforwards totaling $713.6 million and tax credit carryforwards of $47.8 million, the majority of which relates to the U.S. These carryforwards may be subject to limitations under the Internal Revenue Code and other applicable tax laws. If not utilized, a portion of the carryforwards will begin to expire in 2025.
We are subject to income taxes in the United States and in numerous foreign jurisdictions. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. In general, the tax years for U.S. federal and state income tax purposes open for examination are for 2005 and forward due to our net operating loss carryforwards.
Income tax expense includes both U.S. and international income taxes. Except as required under U.S. tax law, we do not provide for U.S. income taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed, because we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of December 31, 2016, cash held by foreign subsidiaries was $23.6 million. Currently, we have no undistributed earnings of foreign subsidiaries permanently reinvested outside of the U.S.
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
The total gross amount of unrecognized tax benefits was $12.9 million, $10.8 million and $7.1 million as of December 31, 2016, 2015 and 2014, respectively. Of the total gross amount of unrecognized tax benefits, the portion recorded to liabilities pertaining to uncertain tax positions was $0.7 million, $0.7 million and $0.2 million as of December 31, 2016, 2015 and 2014, respectively. Our increase in unrecognized tax benefits relates primarily to the R&D tax credits generated in the current year which are recorded net of the corresponding deferred tax asset.
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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance, beginning of period	$10,781	$7,116	$3,441
Gross increases to tax positions related to prior periods	28	545	—
Gross increases related to current tax positions	2,100	3,120	3,675
Balance, end of period	$12,909	$10,781	$7,116
Interest or penalties, if incurred, would be recognized as a component of income tax expense. No penalties or interest were recognized or accrued for at December 31, 2016, 2015 and 2014.
On July 27, 2015, the U.S. Tax Court issued an opinion related to litigation in Altera Corp v. Commissioner. This litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with one of Altera's foreign subsidiaries. In its opinion, the U.S. Tax Court invalidated the portion of the Treasury regulations requiring the inclusion of stock-based compensation expense in such inter-company cost-sharing arrangements. The final resolution of this litigation remains uncertain as the Internal Revenue Service ("IRS") could appeal the U.S. Tax Court's decision. Therefore, for the year ended December 31, 2016, we have not recorded any potentially favorable benefit related to the current or prior periods. We will continue to monitor developments related to this case and the potential impact of those developments on our current and future financial statements.
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
Note 6. Stockholders' Equity
Common Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 75,000,000 shares of Class B common stock, at $0.0001 par value per share, and 750,000,000 shares of Class A common stock, at $0.0001 par value per share. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each holder of Class B common stock is entitled to ten votes per share and each holder of Class A common stock is entitled to one vote per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer, to Class A common stock, subject to certain limited exceptions. At its discretion, the board of directors may declare dividends on shares of common stock, subject to the rights of our preferred stockholders, if any. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.
Preferred Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 10,000,000 shares of preferred stock at $0.0001 par value per share. Our board of directors has the authority to provide for the issuance of all the shares in one or more series. At its discretion, our board of directors may designate the voting rights and preferences of the preferred stock. As of December 31, 2016 and 2015, no shares of preferred stock were outstanding.
Stock Repurchase Program
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. Repurchases under the program are made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, as determined by management at its discretion and subject to market conditions, applicable legal requirements and other relevant factors. During the fourth quarter of 2016, we repurchased 446,517 shares of our outstanding Class A common stock at an average price of $44.81 per share for $20.0 million. All repurchases were made in open market transactions using cash on hand and all of the shares repurchased were retired. As of December 31, 2016, we were authorized to repurchase a remaining $180.0 million of our Class A common stock under our repurchase program.
Note 7. Stock-Based Compensation
Our 2004 Plan authorized the granting of options to purchase shares of our Class B common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors. In December 2012, we modified the 2004 Plan to increase the number of shares of Class B common stock authorized thereunder to 26,473,282. Our 2013 Plan, which was the successor to our 2004 Plan, authorizes the granting of options to purchase shares of our Class A common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors. Options granted under the Plans may be incentive or nonstatutory stock options. Incentive stock options may only be granted to employees. The term of each option is stated in the award agreement, but shall be no more than ten years from the date of grant. The board of directors determines the period over which options and RSUs become vested. Currently, the vesting period for our options and RSUs is typically four years.
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

A summary of the option activity during the year ended December 31, 2016 is presented below:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2015	5,953,771	$8.92
Options granted	75,000	54.87
Options exercised	(1,448,728)	8.24
Options canceled	(422)	55.88
Options forfeited	(93,205)	23.56
Balances at December 31, 2016	4,486,416	$9.59	5.18	$147,535
Vested and expected to vest at December 31, 2016	4,486,401	$9.59	5.18	$147,535
Exercisable at December 31, 2016	4,355,601	$8.59	5.09	$146,599
The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant. For periods prior to the IPO this value was determined by our board of directors. After the IPO, this value was determined by reference to the closing price of our Class A common stock on the New York Stock Exchange on the date of the grant. The total intrinsic value of options exercised during 2016, 2015 and 2014 was $63.3 million, $224.6 million and $258.0 million, respectively. The total grant date fair value of options vested during 2016, 2015 and 2014 was $7.8 million, $11.7 million and $15.0 million, respectively. The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option.
The following provides a summary of the RSU activity during the year ended December 31, 2016:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Non-Vested outstanding at December 31, 2015	5,406,077	$93.61
RSUs granted	4,351,657	44.61
RSUs vested	(1,962,420)	92.52
RSUs forfeited	(654,020)	72.33
Non-Vested outstanding at December 31, 2016	7,141,294	$65.62
An RSU award entitles the holder to receive shares of our Class A common stock as the award vests, which is generally based on length of service. Our non-vested RSUs do not have nonforfeitable rights to dividends or dividend equivalents. For awards subject to technology milestones, we will recognize compensation cost over the required service period if it is probable that the technology milestone will be met. If our assessment of the probability of the technology milestone being met changes, we will recognize the impact of the change in estimate in the period of the change.
The weighted-average grant date fair value of RSUs granted in 2016, 2015 and 2014 was $44.61, $101.52 and $80.05, respectively. The total intrinsic value of RSUs vested during 2016, 2015 and 2014 was $92.5 million, $89.1 million and $12.0 million, respectively.
Stock-based compensation expense is amortized using the straight-line method over the requisite service period. As of December 31, 2016, total unrecognized compensation expense, adjusted for estimated forfeitures, related to stock options and non-vested RSUs was $469.6 million which is expected to be recognized over a period of 2.5 years.

The summary of shares available for issuance for equity based awards (including stock options and RSUs) is as follows:

	Shares Available for Grant
	2013 Plan	2013 ESPP
Balances at December 31, 2015	6,361,749	3,320,668
Authorized	3,660,223	732,044
Granted	(4,426,657)	(549,327)
Canceled	422	—
Forfeited	747,225	—
Balances at December 31, 2016	6,342,962	3,503,385
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
Valuation Assumptions
Stock-based awards granted to our employees, consultants, officers and directors, are measured based on the grant date fair value of the awards.
The weighted average grant date fair value of stock options granted for the year ended December 31, 2016 was $23.73. For the years ended December 31, 2015 and 2014, there were no options granted. For the year ended December 31, 2016, the fair value of options was estimated using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
2016
Risk-free interest rates	1.2%
Expected term	5.2 years
Expected dividends	None
Expected volatility	48.0%
There were 549,327 Class A common stock shares issued under the 2013 ESPP for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, there were no Class A common stock shares issued under the 2013 ESPP. The first offering period under the 2013 ESPP commenced on December 1, 2015. For the years ended December 31, 2016 and 2015, the fair value of common share purchase rights under the 2013 ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2016	2015
Risk-free interest rates	0.5% - 0.6%	0.4%
Expected term	0.5 years	0.5 years
Expected dividends	None	None
Expected volatility	42.0% - 50.1%	48.0%
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
Note 8. Commitments and Contingencies
Operating Lease Commitments
We conduct our operations in leased facilities under leases expiring at various dates through 2029. We recognize rent expense on a straight-line basis over the defined lease periods. Total rent expense under operating leases, net of sublease income, was approximately $44.1 million, $18.3 million and $7.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum lease payments under non-cancellable operating leases, net of future minimum lease payments to be received under non-cancellable subleases, as of December 31, 2016 are as follows (in thousands):

Year Ending December 31,
2017	$35,851
2018	42,663
2019	45,352
2020	43,969
2021	43,239
Thereafter	214,211
Total minimum lease payments	$425,285
Liabilities for Loss on Lease Obligations and Related Exit Costs
During the fourth quarter of 2016, we consolidated operations in some of our leased real estate properties and vacated certain leased office spaces.
We recognized additional operating expenses of $13.9 million, of which $5.5 million was the result of the recognition of a cease-use loss. The remainder was recognized as additional depreciation expense attributable to adjustments to the useful lives of certain leasehold improvements. The expense during the year was allocated to operating expenses in accordance with our overhead allocation.
A cease-use loss liability was recorded for the leased office spaces we vacated and was calculated as the present value of the total remaining lease payment obligation offset by estimated sublease rental income, adjusted for deferred items and estimated direct costs to obtain sublease rentals.
Contractual Commitments
Our contractual commitments are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. As of December 31, 2016, our contractual commitments were $6.3 million.
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
Note 9. Retirement Plan
We offer a salary deferral 401(k) plan for our U.S. employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the IRS. The plan also allows us to make matching contributions, subject to certain limitations. We contributed approximately $3.6 million, $2.8 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, to the 401(k) plan.
Note 10. Segments and Information about Revenues by Geographic Area
The following table presents our revenues by geographic region of end users who purchased products or services for the periods presented below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
United States and Canada	$586,494	$489,329	$318,835
International	240,449	164,258	93,781
Total revenues	$826,943	$653,587	$412,616
Substantially all of our long-lived assets are located in the United States as of December 31, 2016 and 2015.
Note 11. Net Income (Loss) Per Share
We calculate basic net income (loss) per share by dividing our net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed giving effect to all potential common shares that were dilutive and outstanding during the period. For the years ended December 31, 2016 and 2015, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive common shares outstanding is anti-dilutive when we are in a net loss position.
The following table presents the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Net income (loss) per share - basic
Net income (loss)	$(144,449)	$(83,700)	$5,873
Weighted average shares outstanding used to compute basic net income (loss) per share	75,162	71,701	67,591
Net income (loss) per share - basic	$(1.92)	$(1.17)	$0.09

Net income (loss) per share - diluted
Net income (loss)	$(144,449)	$(83,700)	$5,873
Weighted average shares outstanding used to compute basic net income (loss) per share	75,162	71,701	67,591
Effect of potentially dilutive shares:
Stock awards	—	—	6,728
Weighted average shares outstanding used to compute diluted net income (loss) per share	75,162	71,701	74,319
Net income (loss) per share - diluted	$(1.92)	$(1.17)	$0.08
The following shares subject to outstanding awards were excluded from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Shares subject to outstanding common stock awards	12,017	11,510	1,967
Note 12. Fair Value Measurements
The following table presents the fair value of our financial assets using the fair value hierarchy:

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$872,161	$—	$—	$872,161

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$736,806	$—	$—	$736,806

We did not have any investments in prime money market funds as of December 31, 2016. We have no material financial assets or liabilities measured using Level 2 or Level 3 inputs.
Note 13. Quarterly Financial Information (Unaudited)
The following table contains selected unaudited financial data for each quarter of 2016 and 2015. The unaudited information should be read in conjunction with our financial statements and these notes to the consolidated financial statements. We believe that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec 31, 2016	Sept 30, 2016	June 30, 2016	March 31, 2016	Dec 31, 2015	Sept 30, 2015	June 30, 2015	March 31, 2015
	(in thousands, except per share amounts)
Total revenues	$250,653	$206,057	$198,535	$171,698	$202,750	$170,832	$149,860	$130,145
Gross profit	222,950	182,027	173,671	149,205	181,115	150,956	133,107	114,724
Net loss	(21,088)	(30,261)	(47,522)	(45,578)	(41,321)	(13,373)	(18,979)	(10,027)
Net loss per share:
Basic and diluted	$(0.28)	$(0.40)	$(0.64)	$(0.62)	$(0.57)	$(0.19)	$(0.27)	$(0.14)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016, the end of the period covered by this report.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of the Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is incorporated herein by reference to the sections entitled "Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance and Board Matters," "Director Selections and Nominations" and "Board Meetings and Committees" in our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
Information required by this Item is incorporated herein by reference to the sections entitled "Compensation Tables," "Compensation Discussion and Analysis," "Director Compensation for 2016" and "Board Meetings and Committees" in our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management," and "Equity Compensation Plan Information" in our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated herein by reference to the sections entitled "Director Independence and Related Person Transactions" and "Board Meetings and Committees" in our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated herein by reference to the sections entitled "Audit and Non-Audit Fees" and "Item 3 - Ratification of Independent Registered Public Accounting Firm for 2017 Fiscal Year" in our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. No financial statement schedules are provided because the information called for is not required or is shown in the consolidated financial statements or related notes.
(b) Exhibits. The following exhibits are included herein or incorporated by reference:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.	8-K	001-35925	3.1	5/23/2013
3.2	Amended and Restated Bylaws of Tableau Software, Inc.	S-1	333-187683	3.4	4/2/2013
4.1.1	Form of Class A Common Stock Certificate.	S-1/A	333-187683	4.1.1	5/23/2013
4.1.2	Form of Class B Common Stock Certificate.	S-1/A	333-187683	4.1.2	5/23/2013

4.2	Amended and Restated Investor Rights Agreement, by and among Tableau Software, Inc. and the investors listed on Exhibit A thereto, dated July 27, 2012.	S-1	333-187683	4.2	4/2/2013
10.1†	Tableau Software, Inc. 2004 Equity Incentive Plan.	S-1	333-187683	10.1	4/2/2013
10.2†	Forms of Option Agreement and Option Grant Notice under the 2004 Equity Incentive Plan.	S-1	333-187683	10.2	4/2/2013
10.3†	Tableau Software, Inc. 2013 Equity Incentive Plan, as amended.	8-K	001-35925	10.1	5/13/2016
10.4†	Forms of Option Agreement and Option Grant Notice under the amended 2013 Equity Incentive Plan.	S-1	333-187683	10.4	4/2/2013
10.5†	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the amended 2013 Equity Incentive Plan.	10-Q	001-35925	10.1	8/9/2013
10.6†	Tableau Software, Inc. 2013 Employee Stock Purchase Plan.	S-1	333-187683	10.5	4/2/2013
10.7†	Form of Indemnification Agreement made by and between Tableau Software, Inc. and each of its directors and executive officers.	S-1	333-187683	10.6	4/2/2013
10.8†	Offer Letter between Tableau Software, Inc. and Christian Chabot, dated April 26, 2013.	S-1/A	333-187683	10.7	5/6/2013
10.9†	Offer Letter between Tableau Software, Inc. and Christopher Stolte, dated April 26, 2013.	S-1/A	333-187683	10.8	5/6/2013
10.10†	Offer Letter between Tableau Software, Inc. and Thomas E. Walker, Jr., dated April 26, 2013.	S-1/A	333-187683	10.9	5/6/2013
10.11†	Offer Letter between Tableau Software, Inc. and Kelly Wright, dated February 10, 2005.	S-1/A	333-187683	10.10	5/6/2013
10.12†	Offer Letter between Tableau Software, Inc. and Elissa Fink, dated June 13, 2007.	S-1/A	333-187683	10.11	4/2/2013
10.13†	Offer Letter between Tableau Software, Inc. and Keenan Conder, dated December 16, 2011.	S-1/A	333-187683	10.12	5/6/2013
10.14†	Form of Conversion Agreement entered into between Tableau Software, Inc. and each of Christian Chabot, Christopher Stolte and Patrick Hanrahan.	S-1	333-187683	10.13	5/6/2013
10.15†	Employment Agreement between Tableau Software, Inc. and Adam Selipsky dated August 8, 2016.	10-Q	001-35925	10.1	11/4/2016
10.16†	Separation and Release Agreement between Tableau Software, Inc. and Kelly Wright dated October 27, 2016.					X

10.17†	Employment Agreement between Tableau Software, Inc. and Daniel Miller dated January 19, 2017.					X
10.18†	Amended Employment Agreement between Tableau Software, Inc. and Andrew Beers dated February 21, 2017.					X
10.19*	Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated January 14, 2003.	S-1	333-187683	10.14	4/2/2013
10.20	Amendment No. 1 to Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated June 8, 2004.	S-1	333-187683	10.15	4/2/2013
10.21	Office Lease Agreement between Michael R. Mastro and Tableau Software, Inc., dated February 19, 2009.	S-1	333-187683	10.17	4/2/2013
10.22	First Amendment to Office Lease Agreement between Michael R. Mastro and Tableau Software, Inc., dated April 3, 2009.	S-1	333-187683	10.18	4/2/2013
10.23	Second Amendment to Office Lease Agreement between BBK Lake View, LLC and Tableau Software, Inc., dated March 24, 2011.	S-1	333-187683	10.19	4/2/2013
10.24	Third Amendment to Office Lease Agreement between BBK Lake View, LLC and Tableau Software, Inc., dated August 22, 2012.	S-1	333-187683	10.20	4/2/2013
10.25†	Form of Change in Control Severance Agreement.	S-1	333-187683	10.21	4/2/2013
10.26	Fourth Amendment to Office Lease Agreement between FREMONT LAKE UNION CENTER LLC and Tableau Software, Inc., dated December 11, 2014.	10-K	001-35925	10.23	2/27/2015
10.27	Fifth Amendment to Office Lease Agreement between Fremont Lake Union Center LLC and Tableau Software, Inc., dated March 4, 2015.	10-Q	001-35925	10.1	5/8/2015
10.28	Office Lease Agreement between NorthEdge Developers LLC and Tableau Software, Inc., dated July 2, 2015.	10-Q	001-35925	10.1	11/9/2015
10.29	Sixth Amendment to Office Lease Agreement between Fremont Lake Union Center LLC, KR Lakeview, LLC and Tableau Software, Inc., dated November 19, 2015.	10-K	001-35925	10.25	2/25/2016
21.1	List of subsidiaries.	10-K	001-35925	10.25	2/25/2016
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signature page hereto).	X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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
ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 23rd day of February, 2017.

TABLEAU SOFTWARE, INC.
By: /s/ Adam Selipsky

Adam Selipsky
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam Selipsky, Thomas E. Walker, Jr. and Keenan Conder, or each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam Selipsky	President, Chief Executive Officer and Director(principal executive officer)	February 23, 2017
Adam Selipsky

/s/ Thomas E. Walker, Jr.	Chief Financial Officer (principal financial and accounting officer)	February 23, 2017
Thomas E. Walker, Jr.

/s/ Christian Chabot	Co-founder and Chairman of the Board	February 22, 2017
Christian Chabot

/s/ Patrick Hanrahan	Chief Scientist, Co-founder and Director	February 22, 2017
Patrick Hanrahan

/s/ Christopher Stolte	Co-founder and Director	February 23, 2017
Christopher Stolte

/s/ Forest Baskett	Director	February 22, 2017
Forest Baskett

/s/ Billy Bosworth	Director	February 22, 2017
Billy Bosworth

/s/ Brooke Seawell	Director	February 22, 2017
Brooke Seawell

/s/ Elliott Jurgensen, Jr.	Director	February 22, 2017
Elliott Jurgensen, Jr.

/s/ John McAdam	Director	February 22, 2017
John McAdam

/s/ Hilarie Koplow-McAdams	Director	February 23, 2017
Hilarie Koplow-McAdams

EXHIBIT INDEX

EXHIBIT INDEX
		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.	8-K	001-35925	3.1	5/23/2013
3.2	Amended and Restated Bylaws of Tableau Software, Inc.	S-1	333-187683	3.4	4/2/2013
4.1.1	Form of Class A Common Stock Certificate.	S-1/A	333-187683	4.1.1	5/23/2013
4.1.2	Form of Class B Common Stock Certificate.	S-1/A	333-187683	4.1.2	5/23/2013
4.2	Amended and Restated Investor Rights Agreement, by and among Tableau Software, Inc. and the investors listed on Exhibit A thereto, dated July 27, 2012.	S-1	333-187683	4.2	4/2/2013
10.1†	Tableau Software, Inc. 2004 Equity Incentive Plan.	S-1	333-187683	10.1	4/2/2013
10.2†	Forms of Option Agreement and Option Grant Notice under the 2004 Equity Incentive Plan.	S-1	333-187683	10.2	4/2/2013
10.3†	Tableau Software, Inc. 2013 Equity Incentive Plan, as amended.	8-K	001-35925	10.1	5/13/2016
10.4†	Forms of Option Agreement and Option Grant Notice under the amended 2013 Equity Incentive Plan.	S-1	333-187683	10.4	4/2/2013
10.5†	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the amended 2013 Equity Incentive Plan.	10-Q	001-35925	10.1	8/9/2013
10.6†	Tableau Software, Inc. 2013 Employee Stock Purchase Plan.	S-1	333-187683	10.5	4/2/2013
10.7†	Form of Indemnification Agreement made by and between Tableau Software, Inc. and each of its directors and executive officers.	S-1	333-187683	10.6	4/2/2013
10.8†	Offer Letter between Tableau Software, Inc. and Christian Chabot, dated April 26, 2013.	S-1/A	333-187683	10.7	5/6/2013
10.9†	Offer Letter between Tableau Software, Inc. and Christopher Stolte, dated April 26, 2013.	S-1/A	333-187683	10.8	5/6/2013
10.10†	Offer Letter between Tableau Software, Inc. and Thomas E. Walker, Jr., dated April 26, 2013.	S-1/A	333-187683	10.9	5/6/2013
10.11†	Offer Letter between Tableau Software, Inc. and Kelly Wright, dated February 10, 2005.	S-1/A	333-187683	10.10	5/6/2013
10.12†	Offer Letter between Tableau Software, Inc. and Elissa Fink, dated June 13, 2007.	S-1/A	333-187683	10.11	4/2/2013

10.13†	Offer Letter between Tableau Software, Inc. and Keenan Conder, dated December 16, 2011.	S-1/A	333-187683	10.12	5/6/2013
10.14†	Form of Conversion Agreement entered into between Tableau Software, Inc. and each of Christian Chabot, Christopher Stolte and Patrick Hanrahan.	S-1	333-187683	10.13	5/6/2013
10.15†	Employment Agreement between Tableau Software, Inc. and Adam Selipsky dated August 8, 2016.	10-Q	001-35925	10.1	11/4/2016
10.16†	Separation and Release Agreement between Tableau Software, Inc. and Kelly Wright dated October 27, 2016.					X
10.17†	Employment Agreement between Tableau Software, Inc. and Daniel Miller dated January 19, 2017.					X
10.18†	Amended Employment Agreement between Tableau Software, Inc. and Andrew Beers dated February 21, 2017.					X
10.19*	Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated January 14, 2003.	S-1	333-187683	10.14	4/2/2013
10.20	Amendment No. 1 to Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated June 8, 2004.	S-1	333-187683	10.15	4/2/2013
10.21	Office Lease Agreement between Michael R. Mastro and Tableau Software, Inc., dated February 19, 2009.	S-1	333-187683	10.17	4/2/2013
10.22	First Amendment to Office Lease Agreement between Michael R. Mastro and Tableau Software, Inc., dated April 3, 2009.	S-1	333-187683	10.18	4/2/2013
10.23	Second Amendment to Office Lease Agreement between BBK Lake View, LLC and Tableau Software, Inc., dated March 24, 2011.	S-1	333-187683	10.19	4/2/2013
10.24	Third Amendment to Office Lease Agreement between BBK Lake View, LLC and Tableau Software, Inc., dated August 22, 2012.	S-1	333-187683	10.20	4/2/2013
10.25†	Form of Change in Control Severance Agreement.	S-1	333-187683	10.21	4/2/2013
10.26	Fourth Amendment to Office Lease Agreement between FREMONT LAKE UNION CENTER LLC and Tableau Software, Inc., dated December 11, 2014.	10-K	001-35925	10.23	2/27/2015
10.27	Fifth Amendment to Office Lease Agreement between Fremont Lake Union Center LLC and Tableau Software, Inc., dated March 4, 2015.	10-Q	001-35925	10.1	5/8/2015

10.28	Office Lease Agreement between NorthEdge Developers LLC and Tableau Software, Inc., dated July 2, 2015.	10-Q	001-35925	10.1	11/9/2015
10.29	Sixth Amendment to Office Lease Agreement between Fremont Lake Union Center LLC, KR Lakeview, LLC and Tableau Software, Inc., dated November 19, 2015.	10-K	001-35925	10.25	2/25/2016
21.1	List of subsidiaries.	10-K	001-35925	10.25	2/25/2016
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page hereto).					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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