Form 10-Q
period 2017-03-31
Tableau Software Inc
filed 2017-05-08
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 3, 2017, there were approximately 59,960,806 shares of the Registrant's Class A common stock and 18,026,609 shares of the Registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$954,649	$908,717
Accounts receivable, net of allowance for doubtful accounts of $896 and $1,065	130,780	206,765
Prepaid expenses and other current assets	27,460	36,011
Income taxes receivable	129	131
Total current assets	1,113,018	1,151,624
Property and equipment, net	98,255	106,637
Goodwill	15,531	15,531
Deferred income taxes	1,760	1,449
Deposits and other assets	10,954	11,958
Total assets	$1,239,518	$1,287,199
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,501	$17,637
Accrued compensation and employee related benefits	60,181	70,230
Other accrued liabilities	43,961	53,418
Income taxes payable	2,767	1,893
Deferred revenue	288,389	285,543
Total current liabilities	397,799	428,721
Deferred revenue	29,071	26,930
Other long-term liabilities	42,775	39,700
Total liabilities	469,645	495,351
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 18,026,609 and 18,336,609 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	2	2
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 59,929,557 and 58,381,813 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	1,041,141	1,007,205
Accumulated other comprehensive income	769	1,593
Accumulated deficit	(272,045)	(216,958)
Total stockholders' equity	769,873	791,848
Total liabilities and stockholders' equity	$1,239,518	$1,287,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Revenues
License	$97,244	$96,415
Maintenance and services	102,662	75,283
Total revenues	199,906	171,698
Cost of revenues
License	3,267	1,031
Maintenance and services	23,388	21,462
Total cost of revenues (1)	26,655	22,493
Gross profit	173,251	149,205
Operating expenses
Sales and marketing (1)	118,018	106,164
Research and development (1)	84,302	70,893
General and administrative (1)	24,445	18,532
Total operating expenses	226,765	195,589
Operating loss	(53,514)	(46,384)
Other income, net	1,225	1,663
Loss before income tax expense	(52,289)	(44,721)
Income tax expense	2,358	857
Net loss	$(54,647)	$(45,578)

Net loss per share:
Basic	$(0.71)	$(0.62)
Diluted	$(0.71)	$(0.62)

Weighted average shares used to compute net loss per share:
Basic	77,416	73,816
Diluted	77,416	73,816

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenues	$2,577	$2,804
Sales and marketing	18,092	16,945
Research and development	23,515	22,099
General and administrative	5,011	3,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net loss	$(54,647)	$(45,578)
Other comprehensive loss:
Foreign currency translation, net	(824)	(2,362)
Comprehensive loss	$(55,471)	$(47,940)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating activities
Net loss	$(54,647)	$(45,578)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	13,435	7,607
Stock-based compensation expense	49,195	45,200
Deferred income taxes	128	99
Changes in operating assets and liabilities
Accounts receivable, net	76,878	23,990
Prepaid expenses, deposits and other assets	11,270	(2,295)
Income taxes receivable	6	(46)
Deferred revenue	4,008	8,967
Accounts payable and accrued liabilities	(16,620)	(290)
Income taxes payable	842	60
Net cash provided by operating activities (1)	84,495	37,714
Investing activities
Purchases of property and equipment	(23,238)	(13,653)
Business combination	—	(16,399)
Net cash used in investing activities	(23,238)	(30,052)
Financing activities
Proceeds from issuance of common stock	4,309	3,992
Repurchases of common stock	(20,008)	—
Net cash provided by (used in) financing activities(1)	(15,699)	3,992
Effect of exchange rate changes on cash and cash equivalents	374	448
Net increase in cash and cash equivalents	45,932	12,102
Cash and cash equivalents
Beginning of period	908,717	795,900
End of period	$954,649	$808,002

Non-cash activities
Accrued purchases of property and equipment	$8,039	$9,644
Asset retirement obligations recognized, net	—	151
(1) We adopted Accounting Standards Update ("ASU") 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the three months ended March 31, 2016, this resulted in an increase to net cash provided by operating activities of $0.2 million and a corresponding decrease to net cash provided by (used in) financing activities of $0.2 million.

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.
In the opinion of management, the accompanying unaudited condensed consolidated financial information includes all normal recurring adjustments necessary for a fair statement of the Company's financial position, results of operations, comprehensive loss and cash flows for the interim periods, but is not necessarily indicative of the results that may be expected for the year ending December 31, 2017. All intercompany accounts and transactions have been eliminated in consolidation.
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

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer's financial condition. As of March 31, 2017 and December 31, 2016, no individual customer accounted for 10% or more of total accounts receivable. For the three months ended March 31, 2017 and 2016, no individual customer represented 10% or more of our total revenues.
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09 related to stock-based compensation. The guidance, which simplifies the accounting and presentation for share-based payments, provides for a number of amendments that impact the accounting for income taxes and the accounting for forfeitures. We adopted this standard in the first quarter of 2017. Upon adoption, we recognized all of the previously unrecognized excess tax benefits related to stock awards using the modified retrospective transition method. These excess tax benefits, recognized upon adoption, were recorded as a deferred tax asset, which was then fully offset by our U.S. federal and state deferred tax asset valuation allowance resulting in no impact to our accumulative deficit. Without the valuation allowance, our deferred tax asset would have increased by $180.9 million. Immediately prior to adoption, we had no unrecognized excess tax benefits related to stock awards in jurisdictions outside the United States. All future excess tax benefits resulting from the settlement of stock awards will be recorded to income tax expense.
Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the three months ended March 31, 2016, this resulted in an increase to net cash provided by operating activities of $0.2 million and a corresponding decrease to net cash provided by (used in) financing activities of $0.2 million.
Also, as part of the adoption of the standard, we made the policy election to account for forfeitures as they occur. Using the modified retrospective adoption method, we recognized a $0.4 million cumulative-effect increase to our accumulated deficit for previously estimated forfeitures.
Recent Accounting Pronouncements Not yet Adopted
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition. Since the issuance of ASU 2014-09, the FASB has also issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, all of which clarify certain aspects of ASU 2014-09. The new standard will change the way we recognize revenue, including the identification of contractual performance obligations and the allocation of transaction price, to depict the transfer of promised goods or services to customers at the amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We currently expect to adopt this standard on January 1, 2018 on a modified retrospective basis.
The new standard will impact the timing of revenue recognition related to our on-premises term license agreements. Under existing guidance we recognize revenue related to on-premises term license agreements ratably over the term of the licensing agreement. However, under the new standard we expect that revenue allocable to the license portion of the arrangement will be recognized upon delivery of the license. Maintenance revenue related to on-premises term license agreements will continue to be recognized ratably over the term of the licensing agreement. The new standard may also impact our determination of standalone selling prices, which could impact the allocation of transaction price to each performance obligation, thereby impacting the timing of revenue recognition depending on when each performance obligation is recognized. The impacts to the timing of revenue recognition will also affect our deferred revenue balance. The new standard also requires the capitalization of certain incremental costs of obtaining a contract. This new requirement will impact the period in which we record our sales commissions expense.
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
Stock Repurchase Program
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $200 million of our outstanding Class A common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. Repurchases under the program may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. During the three months ended March 31, 2017, we repurchased 383,411 shares of our outstanding Class A common stock at an average price of $52.18 per share for $20.0 million. All repurchases were made in open market transactions using cash on hand and all of the shares repurchased were retired. As of March 31, 2017, we were authorized to repurchase a remaining $160.0 million of our Class A common stock under our repurchase program.
Note 4. Stock-Based Compensation
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

A summary of the option activity during the three months ended March 31, 2017 follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2016	4,486,416	$9.59
Options exercised	(657,881)	6.55
Options canceled	(78)	9.30
Options forfeited	(1,636)	24.28
Balances at March 31, 2017	3,826,821	$10.11	5.10	$151,512
Vested and expected to vest at March 31, 2017	3,826,821	$10.11	5.10	$151,512
Exercisable at March 31, 2017	3,738,303	$9.12	5.01	$151,296
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
A summary of the RSU activity during the three months ended March 31, 2017 follows:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Non-Vested outstanding at December 31, 2016	7,141,294	$65.62
RSUs granted	2,520,151	55.01
RSUs vested	(963,274)	59.63
RSUs forfeited	(259,184)	67.52
Non-Vested outstanding at March 31, 2017	8,438,987	$63.10
Stock-based compensation expense is amortized using the straight-line method over the requisite service period. As of March 31, 2017, total unrecognized compensation expense related to stock options and non-vested RSUs was $491.3 million, which is expected to be recognized over a period of 2.8 years. As a result of adopting ASU 2016-09 in the first quarter of 2017, the unrecognized compensation expense disclosure no longer considers future estimated forfeitures as we made the policy election to account for forfeitures as they occur.

The summary of shares available for issuance of equity based awards (including stock options and RSUs) during the three months ended March 31, 2017 follows:

	Shares Available for Grant
	2013 Plan	2013 ESPP
Balances at December 31, 2016	6,342,962	3,503,385
Authorized	3,835,921	767,184
Granted	(2,520,151)	—
Canceled	78	—
Forfeited	260,820	—
Balances at March 31, 2017	7,919,630	4,270,569
Note 5. Income Taxes
The income tax provision for interim periods is computed using an estimate of our annual effective tax rate applied to income (loss) before taxes and adjusted for discrete items, if any, in the relevant period. During the prior year interim periods, we calculated the income tax provision using the actual year to date effective tax rate due to difficulty in estimating a reliable annual effective tax rate.
Our effective tax rate is impacted by and differs from the federal statutory rate primarily due to non-deductible stock-based compensation and the adverse effect of losses incurred in certain jurisdictions for which we do not realize a tax benefit.
During the three months ended March 31, 2017 and 2016, we recognized income tax expense of $2.4 million and $0.9 million, respectively, primarily attributable to taxes in foreign jurisdictions. There was no domestic income tax benefit recorded during these periods due to our U.S. federal and state deferred tax asset valuation allowance.
Our effective tax rate was (4.5)% and (1.9)% for the three months ended March 31, 2017 and 2016, respectively. The difference in the effective tax rates between the three month periods is primarily attributable to an increase in taxes in foreign jurisdictions.
As a result of adopting ASU 2016-09 in the first quarter of 2017, we recognized previously unrecognized excess tax benefits related to stock awards as a deferred tax asset, which was fully offset by our U.S. federal and state deferred tax asset valuation allowance. Immediately prior to adoption, we had no unrecognized excess tax benefits related to stock awards in jurisdictions outside the United States.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years. As of March 31, 2017, we maintain a full valuation allowance on our U.S. federal and state deferred tax assets.
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

Note 6. Commitments and Contingencies
Operating Lease Commitments and Expected Sublease Receipts
As of March 31, 2017, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2029. The following table represents our non-cancellable minimum lease payments, net of future expected sublease payments to be received under non-cancellable subleases, remaining as of March 31, 2017 (in thousands):

Period Ending	Operating Lease Commitments	Expected Sublease Receipts	Net
Remainder of 2017	$29,025	$(2,978)	$26,047
2018	43,791	(7,528)	36,263
2019	45,856	(8,142)	37,714
2020	44,297	(5,705)	38,592
2021	43,487	(717)	42,770
Thereafter	214,913	(122)	214,791
Total	$421,369	$(25,192)	$396,177
Liabilities for Loss on Lease Obligations and Related Exit Costs
During the fourth quarter of 2016 and the first quarter of 2017, we consolidated operations in some of our leased real estate properties and vacated certain leased office spaces. As a result, in the first quarter of 2017, we recognized additional operating expenses of $10.3 million, of which $4.8 million related to losses on cease-use and $1.3 million resulted from additional expenses related to sublease of certain real estate properties. The remainder was recognized as additional depreciation expense attributable to adjustments to the useful lives of certain leasehold improvements. The expense during the period was allocated to operating expenses in accordance with our overhead allocation. A cease-use loss liability was recorded for the leased office spaces we vacated and was calculated as the present value of the total remaining lease payment obligation offset by estimated sublease rental income, adjusted for deferred items and estimated direct costs to obtain sublease rentals.
Contractual Commitments
Our contractual commitments are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. There have been no material changes in our contractual commitments compared to those discussed in Note 8 in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
United States and Canada	$141,496	$123,648
International	58,410	48,050
Total revenues	$199,906	$171,698
Note 8. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Net loss per share - basic and diluted
Net loss	$(54,647)	$(45,578)
Weighted average shares outstanding used to compute basic and diluted net loss per share	77,416	73,816
Net loss per share - basic and diluted	$(0.71)	$(0.62)

The following shares subject to outstanding awards were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Shares subject to outstanding common stock awards	12,658	12,886
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

The following table presents the fair value of our financial assets using the fair value hierarchy:

	March 31, 2017
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$914,980	$—	$—	$914,980

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$872,161	$—	$—	$872,161
We did not have any investments in prime money market funds as of March 31, 2017. We have no material financial assets or liabilities measured using Level 2 or Level 3 inputs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 23, 2017.
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
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions and non-profits. As of March 31, 2017, we had over 57,000 customer accounts. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
Our distribution strategy is designed to capitalize on the ease of use, low up-front cost, flexible deployment and collaborative capabilities of our software. To facilitate rapid adoption of our products, we provide fully-functional free trial versions of our products on our website and offer a flexible pricing model. After an initial trial or purchase, an organization has the flexibility to expand adoption of our products at any scale.

We generate revenues primarily from the sale of software licenses and related maintenance agreements. License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. Software license revenues are derived from the sales of perpetual, term and subscription licenses. Revenues from perpetual licenses comprised over 80% of our license revenues for the three months ended March 31, 2017. Revenues from term and subscription licenses have increased as a percentage of total revenues in recent periods and include license revenues from Tableau Online, enterprise license agreements, term license sales and original equipment manufacturer ("OEM") arrangements that are all recognized on a ratable basis. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total revenues as demand from our customer base shifts to cloud-based and subscription products and as our customers enter into additional enterprise license agreements. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variation in the revenue we recognize in a given period. Maintenance and services revenues consist of revenues recognized from the sale of maintenance agreements (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably. When purchasing a software license, a customer typically also purchases one year of maintenance service and has the opportunity to renew maintenance service annually thereafter. We expect that maintenance and services revenues will continue to become a larger percentage of our total revenues as our customer base grows. In combination with the shifts in term and subscription license sales, we expect that a larger proportion of our total revenues in the future will be recognized from ratable sources, resulting in revenues that are more recurring and predictable.
Our direct sales approach includes inside sales teams and field sales teams. We also sell our products through indirect sales channels including technology vendors, resellers, OEMs and independent software vendors ("ISV"). We view these partners as an extension of our team, playing an integral role in our growth. We plan to continue to invest in our partner programs to help us enter and grow in new markets while complementing our direct sales efforts.
With approximately 29% of our total revenues from customers located outside the United States and Canada for the three months ended March 31, 2017, we believe there is significant opportunity to expand our international business. Our products currently support eight languages, and we are expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales in the fourth quarter, as a result of industry buying patterns, has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We continue to expand our customer base. As of March 31, 2017, we had over 57,000 customer accounts compared to over 42,000 customer accounts as of March 31, 2016.
During the three months ended March 31, 2017, we closed 294 sales transactions greater than $100,000, compared to 268 during the three months ended March 31, 2016. In addition, during the three months ended March 31, 2017 and the three months ended March 31, 2016, we had 10 customer accounts that purchased greater than $1.0 million during the respective quarter. We anticipate that the quantity of sales transactions greater than $100,000 and quantity of customer accounts that purchase more than $1.0 million during the quarter will continue to fluctuate on a quarter by quarter basis.
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
Investment in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase adoption of our products within our existing customer base, both domestically and internationally. Our ability to increase adoption among existing customers is important to our business model. We operate in a rapidly growing analytics and business intelligence software market. We believe that we are well positioned in the market to expand our customer base and to increase adoption of our products within and across our existing customers, including further adoption of our term and subscription software licenses.
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
Mix and Timing of Sales
Our business model results in a wide variety of sales transaction sizes, ranging from a single Tableau Online order of $500 or Tableau Desktop Professional Edition subscription order of $840 to Tableau Desktop and Tableau Server orders of over $1.0 million. The time it takes to close a transaction, defined as the time between when a sales opportunity is entered into our customer relationship management system until when a related license agreement is signed with the customer, generally varies with the size of the transaction. Our enterprise license agreements generally have more extended sales cycles and take longer to close.
Components of Operating Results
Revenues
License revenues.  License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. Over 80% of our license revenues for the three months ended March 31, 2017 resulted from perpetual licenses, under which we generally recognize the license portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied and we have vendor specific objective evidence of all undelivered elements. Term and subscription licenses, which include Tableau Online, enterprise license agreements, term license sales and OEM arrangements, are recognized ratably, on a straight-line basis, over the term of the license. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total revenues. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variation in the revenue we recognize in a given period.
Maintenance and services revenues.  Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably. When purchasing a perpetual license, a customer typically also purchases one year of maintenance services and has the opportunity to renew maintenance service annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended December 31, 2016 was over 90%.

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
Sales and marketing.  Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, marketing, travel and allocated overhead, which includes facilities related costs. We expect sales and marketing expenses to continue to increase, in absolute dollars, for the remainder of 2017 compared to 2016 primarily due to growth in our sales and marketing organization, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating expenses as we continue to expand our business.
Research and development.  R&D expenses primarily consist of personnel-related costs attributable to our R&D personnel and contractors, as well as allocated overhead, which includes facilities related costs. We have devoted our product development efforts primarily to incorporate additional features, improve functionality, support additional languages, develop new products and adapt to new technologies or changes to existing technologies. We expect that our R&D expenses will continue to increase, in absolute dollars, for the remainder of 2017 compared to 2016 as we increase our R&D headcount to further enhance and develop our products.
General and administrative.  General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, legal, human resources and administrative personnel, allocated overhead, which includes facilities related costs, as well as outsourced legal, accounting and other professional services fees. We expect that general and administrative expenses will continue to increase, in absolute dollars, for the remainder of 2017 compared to 2016 as we further expand our operations both domestically and internationally.

Other Income (Expense), Net
Other income (expense), net consists primarily of gains and losses on foreign currency transactions and interest income on our cash and cash equivalents balances.
Income Tax Expense (Benefit)
Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuation allowance against deferred tax assets, as applicable. Our provision for income taxes consists of federal, state and foreign taxes.
We generally conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure and intercompany arrangements align with the international expansion of our business activities. The application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine the manner in which we operate our business is not consistent with the manner in which we report our income to the jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in the relevant tax laws, interpretation of such tax laws or the influence of certain tax policy efforts of the European Union and the Organization for Economic Co-operation and Development ("OECD").
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
We adopted ASU 2016-09 in the first quarter of 2017. The new accounting standard impacts the accounting for excess tax benefits, recognized upon the settlement of stock awards. The adoption of this standard is further discussed in Note 2 to the accompanying notes to the consolidated financial statements of this Quarterly Report on Form 10-Q. There were no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on February 23, 2017.
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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$97,244	$96,415
Maintenance and services	102,662	75,283
Total revenues	199,906	171,698
Cost of revenues
License	3,267	1,031
Maintenance and services	23,388	21,462
Total cost of revenues (1)	26,655	22,493
Gross profit	173,251	149,205
Operating expenses
Sales and marketing (1)	118,018	106,164
Research and development (1)	84,302	70,893
General and administrative (1)	24,445	18,532
Total operating expenses	226,765	195,589
Operating loss	(53,514)	(46,384)
Other income, net	1,225	1,663
Loss before income tax expense	(52,289)	(44,721)
Income tax expense	2,358	857
Net loss	$(54,647)	$(45,578)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenues	$2,577	$2,804
Sales and marketing	18,092	16,945
Research and development	23,515	22,099
General and administrative	5,011	3,352

	Three Months Ended March 31,
	2017	2016
	(as a percentage of total revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	48.6%	56.2%
Maintenance and services	51.4%	43.8%
Total revenues	100.0%	100.0%
Cost of revenues
License	1.6%	0.6%
Maintenance and services	11.7%	12.5%
Total cost of revenues	13.3%	13.1%
Gross profit	86.7%	86.9%
Operating expenses
Sales and marketing	59.0%	61.8%
Research and development	42.2%	41.3%
General and administrative	12.2%	10.8%
Total operating expenses	113.4%	113.9%
Operating loss	(26.8)%	(27.0)%
Other income, net	0.6%	1.0%
Loss before income tax expense	(26.2)%	(26.0)%
Income tax expense	1.2%	0.5%
Net loss	(27.3)%	(26.5)%

Comparison of Three Months Ended March 31, 2017 and 2016
Revenues

	Three Months Ended March 31,
	2017	2016	% Change
Revenues	(dollars in thousands)
License	$97,244	$96,415	0.9%
Maintenance and services	102,662	75,283	36.4%
Total revenues	$199,906	$171,698	16.4%
Total revenues were $199.9 million for the three months ended March 31, 2017 compared to $171.7 million for the three months ended March 31, 2016, an increase of $28.2 million, with 1% and 36% year-over-year growth in license and maintenance and services revenues, respectively. Growth in total revenues was attributable to increased demand for our products and services from new and existing customers both domestically and internationally. For example, as of March 31, 2017, we had over 57,000 customer accounts compared to over 42,000 customer accounts as of March 31, 2016. License revenues were $97.2 million for the three months ended March 31, 2017 compared to $96.4 million for the three months ended March 31, 2016, an increase of $0.8 million. The increase in license revenues was primarily attributable to a higher volume of sales transactions driven by our sales and marketing efforts, partially offset by the impacts of an increase in our sales of term and subscription licenses relative to sales of our perpetual licenses. Revenues from term and subscription licenses represented approximately 19% of total license revenues during the three months ended March 31, 2017 compared to 9% in the three months ended March 31, 2016. License revenues from perpetual license sales are generally recognized upfront whereas license revenues from term and subscription license sales are generally recognized ratably. Maintenance and services revenues were $102.7 million for the three months ended March 31, 2017 compared to $75.3 million for the three months ended March 31, 2016, an increase of $27.4 million. The increase in maintenance and services revenues was primarily attributable to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 29% for the three months ended March 31, 2017 from 28% for the three months ended March 31, 2016.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2017	2016	% Change
Cost of revenues	(dollars in thousands)
License	$3,267	$1,031	216.9%
Maintenance and services	23,388	21,462	9.0%
Total cost of revenues	$26,655	$22,493	18.5%

	Three Months Ended March 31,
	2017	2016
Gross Margin
License	96.6%	98.9%
Maintenance and services	77.2%	71.5%
Total gross margin	86.7%	86.9%
Total cost of revenues was $26.7 million for the three months ended March 31, 2017 compared to $22.5 million for the three months ended March 31, 2016. The increase of $4.2 million was largely related to a $2.5 million increase in allocated overhead, which includes facilities related costs and which was primarily due to our continued investment in hosting Tableau Online. The remainder of the increase was primarily attributable to a $0.8 million increase in professional services fees to support our training and consulting services.

Operating Expenses

	Three Months Ended March 31,
	2017	2016	% Change
Operating expenses	(dollars in thousands)
Sales and marketing	$118,018	$106,164	11.2%
Research and development	84,302	70,893	18.9%
General and administrative	24,445	18,532	31.9%
Total operating expenses	$226,765	$195,589	15.9%
Sales and Marketing
Sales and marketing expenses were $118.0 million for the three months ended March 31, 2017 compared to $106.2 million for the three months ended March 31, 2016. The increase of $11.9 million was largely related to an increase in compensation expense of $7.0 million, which includes a $1.1 million increase in stock-based compensation expense, primarily due to merit increases and incentive compensation changes around subscription offerings. The remainder of the increase was primarily attributable to a $5.6 million increase in allocated overhead, which includes facilities related costs, partially offset by a $0.7 million decrease in travel costs. The increase in allocated overhead was primarily due to our new corporate headquarters and real estate consolidation charges.
Research and Development
R&D expenses were $84.3 million for the three months ended March 31, 2017 compared to $70.9 million for the three months ended March 31, 2016. The increase of $13.4 million was largely related to an increase in compensation expense of $9.3 million, which includes a $1.4 million increase in stock-based compensation expense, primarily resulting from headcount growth as part of our focus on further developing and enhancing our products. The remainder of the increase was primarily attributable to a $4.5 million increase in allocated overhead, which includes facilities related costs. The increase in allocated overhead was primarily due to our new corporate headquarters and real estate consolidation charges.
General and Administrative
General and administrative expenses were $24.4 million for the three months ended March 31, 2017 compared to $18.5 million for the three months ended March 31, 2016. The increase of $5.9 million was largely related to an increase in compensation expense of $4.4 million, which includes a $1.7 million increase in stock-based compensation expense, primarily resulting from headcount growth to support our business both domestically and internationally. The remainder of the increase was primarily attributable to a $1.6 million increase in allocated overhead, which includes facilities related costs. The increase in allocated overhead was primarily due to our new corporate headquarters and real estate consolidation charges.
Other Income, Net

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Other income, net	$1,225	$1,663
Other income, net for the three months ended March 31, 2017 decreased primarily due to a decrease in gains associated with foreign currency transactions, partially offset by an increase in interest income.
Income Tax Expense

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Income tax expense	$2,358	$857
Effective tax rate	(4.5)%	(1.9)%

Our effective tax rate was (4.5)% and (1.9)% for the three months ended March 31, 2017 and 2016, respectively. The difference in the effective tax rates between the three month periods is primarily attributable to the increase in taxes in foreign jurisdictions.
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
Non-GAAP financial information is adjusted for a tax rate equal to our estimated tax rate on non-GAAP income over a three-year financial projection. This rate is based on our estimated annual GAAP income tax rate forecast, adjusted to account for items excluded from GAAP income in calculating the non-GAAP financial measures. To determine this long-term non-GAAP tax rate, we evaluate a three-year financial projection that excludes the impact of non-cash stock-based compensation expense and expense related to amortization of acquired intangible assets. The long-term non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The long-term non-GAAP tax rate applied to the three months ended March 31, 2017 and 2016 was 30%. The long-term non-GAAP tax rate assumes our deferred income tax assets will be realized based upon projected future taxable income excluding stock-based compensation expense. We anticipate using this long-term non-GAAP tax rate in future periods and may provide updates to this rate on an annual basis, or more frequently if material changes occur.
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
We calculate free cash flow as net cash provided by operating activities less net cash used in investing activities for purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, repurchasing our common stock and strengthening our balance sheet. All of our non-GAAP financial measures are important tools for financial and operational decision-making and for evaluating our own operating results over different periods of time.
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
The following table summarizes our non-GAAP financial measures:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Non-GAAP gross profit	$175,923	$152,038
Non-GAAP gross margin	88.0%	88.5%
Non-GAAP operating loss	$(4,224)	$(1,155)
Non-GAAP operating margin	(2.1)%	(0.7)%
Non-GAAP net income (loss)	$(2,099)	$356
Free cash flow (1)	$61,257	$24,061
(1) We adopted ASU 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the three months ended March 31, 2016, this resulted in an increase to net cash provided by operating activities of $0.2 million and a corresponding decrease to net cash provided by (used in) financing activities of $0.2 million.
The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Gross profit	$173,251	$149,205
Excluding: Stock-based compensation expense attributable to cost of revenues	2,577	2,804
Excluding: Amortization of acquired intangible assets	95	29
Non-GAAP gross profit	$175,923	$152,038
The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Three Months Ended March 31,
	2017	2016

Gross margin	86.7%	86.9%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.3%	1.6%
Excluding: Amortization of acquired intangible assets	0.0%	0.0%
Non-GAAP gross margin	88.0%	88.5%
The following table presents the reconciliation of operating loss to non-GAAP operating loss:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating loss	$(53,514)	$(46,384)
Excluding: Stock-based compensation expense	49,195	45,200
Excluding: Amortization of acquired intangible assets	95	29
Non-GAAP operating loss	$(4,224)	$(1,155)

The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Three Months Ended March 31,
	2017	2016

Operating margin	(26.8)%	(27.0)%
Excluding: Stock-based compensation expense	24.6%	26.3%
Excluding: Amortization of acquired intangible assets	0.0%	0.0%
Non-GAAP operating margin	(2.1)%	(0.7)%
The following table presents the reconciliation of net loss to non-GAAP net income (loss) and non-GAAP net income (loss) per basic and diluted common share:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Net loss	$(54,647)	$(45,578)
Excluding: Stock-based compensation expense	49,195	45,200
Excluding: Amortization of acquired intangible assets	95	29
Income tax adjustments	3,258	705
Non-GAAP net income (loss)	$(2,099)	$356

Weighted average shares used to compute non-GAAP basic net income (loss) per share	77,416	73,816
Effect of potentially dilutive shares: stock awards	—	5,220
Weighted average shares used to compute non-GAAP diluted net income (loss) per share	77,416	79,036

Non-GAAP net income (loss) per share:
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00
The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities(1)	$84,495	$37,714
Less: Purchases of property and equipment	23,238	13,653
Free cash flow (1)	$61,257	$24,061
Net cash used in investing activities	$(23,238)	$(30,052)
Net cash provided by (used in) financing activities(1)	$(15,699)	$3,992
(1) We adopted ASU 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the three months ended March 31, 2016, this resulted in an increase to net cash provided by operating activities of $0.2 million and a corresponding decrease to net cash provided by (used in) financing activities of $0.2 million.

Non-GAAP Operating Loss
Non-GAAP operating loss for the three months ended March 31, 2017 was $4.2 million compared to a non-GAAP operating loss of $1.2 million for the three months ended March 31, 2016. The increase in non-GAAP operating loss was primarily the result of increased operating expenses in the first quarter of 2017 which were attributable to our new corporate headquarters and real estate consolidation charges, as well as additional headcount compared to the prior year period.
Non-GAAP Net Income (Loss)
Non-GAAP net loss for the three months ended March 31, 2017 was $2.1 million compared to a non-GAAP net income of $0.4 million for the three months ended March 31, 2016. The reduction in non-GAAP net income was primarily due to the reduction in non-GAAP operating income.
Free Cash Flow
Free cash flow for the three months ended March 31, 2017 was $61.3 million compared to free cash flow of $24.1 million for the three months ended March 31, 2016. The increase was due to the increase in net cash provided by operating activities, partially offset by increases in purchases of property and equipment due to the build-out of our operational infrastructure.
Liquidity and Capital Resources
As of March 31, 2017, we had cash and cash equivalents totaling $954.6 million, accounts receivable, net of $130.8 million and $715.2 million of working capital.
The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	March 31,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$954,649	$908,717

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities(1)	$84,495	$37,714
Net cash used in investing activities	(23,238)	(30,052)
Net cash provided by (used in) financing activities(1)	(15,699)	3,992
Effect of exchange rate changes	374	448
Net increase in cash and cash equivalents	$45,932	$12,102
(1) We adopted ASU 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the three months ended March 31, 2016, this resulted in an increase to net cash provided by operating activities of $0.2 million and a corresponding decrease to net cash provided by (used in) financing activities of $0.2 million.
Cash and Cash Equivalents
As of March 31, 2017, our cash and cash equivalents were held for working capital purposes and were held in cash deposits and money market funds. We intend to continue making capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced product and services offerings and the continued market acceptance of our products.

Operating Activities
Net cash provided by operating activities was $84.5 million for the three months ended March 31, 2017 as a result of a net loss of $54.6 million, adjusted for stock-based compensation expense of $49.2 million and non-cash depreciation and amortization expense of $13.4 million related to capital assets. Net cash provided by operating activities was also impacted by a $76.9 million decrease in accounts receivable, net, a $16.6 million decrease in accounts payable and accrued liabilities, a $11.3 million decrease in prepaid expenses, deposits and other assets and a $4.0 million increase in deferred revenue. The decrease in accounts receivable, net, was primarily due to seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter. The decrease in accounts payable and accrued liabilities was primarily due to accrued purchases of property and equipment as of December 31, 2016 that were paid during the first quarter of 2017. The increase in deferred revenue was primarily due to increased sales of maintenance agreements and an increase in term and subscription license sales which have ratable revenue recognition.
Net cash provided by operating activities was $37.7 million for the three months ended March 31, 2016 as a result of a net loss of $45.6 million, adjusted for stock-based compensation expense of $45.2 million and non-cash depreciation and amortization expense of $7.6 million related to capital assets. Net cash provided by operating activities was also impacted by a $9.0 million increase in deferred revenue and a $24.0 million decrease in accounts receivable, net. The increase in deferred revenue was primarily due to increased sales of maintenance agreements. The decrease in accounts receivable, net, was primarily due to seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter.
Investing Activities
Cash used in investing activities was $23.2 million for the three months ended March 31, 2017. The cash used for this period was attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Cash used in investing activities was $30.1 million for the three months ended March 31, 2016. The cash used for this period was attributable to $16.4 million paid to acquire HyPer and $13.7 million in capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Net cash used in financing activities was $15.7 million for the three months ended March 31, 2017 as the result of repurchases of common stock under our stock repurchase program of $20.0 million, partially offset by proceeds from the exercise of stock options of $4.3 million.
Net cash provided by financing activities was $4.0 million for the three months ended March 31, 2016 as a result of proceeds from the exercise of stock options.
Stock Repurchase Program
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $200 million of our outstanding Class A common stock. The repurchase program has no time limit and may be modified, suspended or discontinued at any time. We have funded and expect to continue to fund the stock repurchase program with cash on hand and future cash from operations.
Obligations and Commitments
As of March 31, 2017, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2029. See Note 6 to the accompanying notes to the condensed consolidated financial statements for additional information on our operating leases including changes to our principal lease commitments compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Our contractual commitments are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. There have been no material changes in our contractual commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2017, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017.
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
We incurred a net loss in each quarter and for the full year of 2016, as well as the first quarter of 2017. We expect expenses to continue to increase as we make investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products.
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
We are currently transitioning to a more subscription-based business model and recently announced new subscription pricing for all of our products. It is uncertain whether this transition will prove successful or whether we will be able to develop this business model more quickly than our competitors. Market acceptance of our product and service offerings will be dependent on our ability (1) to include functionality and usability that addresses our customers' requirements, and (2) to optimally price our products in light of marketplace conditions, our costs and customer demand. This transition may have negative revenue implications. If we are unable to respond to these competitive factors, our business could be harmed.
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

•	our revenue growth may decline more than anticipated over the short-term as a result of this strategy;

•	our shift to a subscription licensing model may result in confusion among new or existing customers (which can slow adoption rates), partners, resellers and investors;

•	our relationships with existing partners that resell perpetual license products may be damaged; and

•	we may incur sales compensation costs at a higher than forecasted rate if the pace of our subscription transition is faster than anticipated.
If we are unable to attract, integrate and retain additional qualified personnel, including executive, top sales and technical talent, our business could be adversely affected.
Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled executive, technical, managerial, sales and other personnel. Effective September 2016, we appointed a new Chief Executive Officer. Additionally, effective February 2017, we appointed a new Executive Vice President, Worldwide Sales, Services, and Support. If we do not successfully integrate these or other new hires, it could impede or negatively impact our business operations and strategic direction including our sales execution, marketing and product development planning and implementation processes. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled personnel in those areas. We have limited experience with recruiting in geographies outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational, sales and managerial requirements, as well as executive leadership requirements, on a timely basis or at all, our business will be adversely affected.
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
We intend to continue to grow our business. For example, we plan to continue to hire new employees, particularly in our sales and engineering groups. If we cannot adequately train these new employees, including our direct sales force, our sales productivity could be impacted or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding internationally, establishing operations in additional countries outside the United States, and we intend to make substantial investments to continue our international expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, our growth has slowed in recent periods, and we cannot provide any assurance that our business will continue to grow at any particular rate, or at all.
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
Many of our competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, for example by offering and expanding capabilities of SaaS-based products that compete with our on-premises products and our SaaS product offerings, or devote greater resources to the development, promotion and sale of their products than we do. Moreover, many of these competitors are bundling their analytics products into larger deals or maintenance renewals, often at significant discounts. Increased competition may lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures.
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
Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, some of which are outside of our control, such as:

•
the timing of satisfying revenue recognition criteria, particularly with regard to large enterprise license agreements and other sales transactions, as well as the transition of perpetual license transactions, which generally result in up-front revenue recognition, to subscription and term based license transactions, which generally result in more ratable revenue, recognized over a period of time;

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
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. During the three months ended March 31, 2017, we closed 294 sales transactions greater than $100,000 compared to 268 sales transactions greater than $100,000 in the three months ended March 31, 2016, representing a 10% increase in the number of transactions. We anticipate that the quantity of sales transactions greater than $100,000 will continue to fluctuate on a quarter by quarter basis. These larger transactions may involve significant customer negotiation and are typically completed near the end of the quarter. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. Events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
We may also face unexpected deployment challenges with enterprise customers or more complicated installations of our software platform. It may be difficult to deploy our software platform if the customer has unexpected database, hardware or software technology issues. Additional deployment complexities may occur if a customer hires a third party to deploy or implement our products or if one of our indirect sales channel partners leads the implementation of our products. In addition, enterprise customers may demand more configuration and integration services, which increase our upfront investment in sales and deployment efforts, with no guarantee that these customers will increase the scope of their use. As a result of these factors, we must devote a significant amount of sales support and professional services resources to individual customers, increasing the cost and time required to complete sales. Any difficulties or delays in the initial implementation, configuration or integration of our products could cause customers to reject our software or lead to the delay in or failure to obtain future orders, which would harm our business, results of operations and financial condition.
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
Historically, we have used indirect sales channel partners, such as OEMs, technology partners, systems integrators and resellers, to a limited degree. Indirect sales channel partners are becoming an increasingly important aspect of our business, particularly with regard to enterprise and international sales. Our future growth in revenues and profitability depends in part on our ability to identify, establish and retain successful channel partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 71% of our total revenues in the three months ended March 31, 2017 was derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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
As of March 31, 2017, we had 20 issued U.S. patents covering our technology and 47 patent applications pending for examination in the United States. We also had nine pending patent applications internationally as of March 31, 2017 including filings at the European Patent Office and in Canada and Australia. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
We may make acquisitions that could be material to our business, results of operations, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

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
We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation or changes by the Financial Accounting Standards Board ("FASB") and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. Examples of new accounting pronouncements include Accounting Standards Update ("ASU") 2014-09 related to revenue recognition and ASU 2016-02 related to lease accounting. For example, as further discussed in Note 2 to the accompanying notes to the condensed consolidated financial statements, ASU 2014-09 will change the way we recognize revenue and will impact the timing of revenue recognition related to our on-premises term license agreements. We are continuing to evaluate the impact that the adoption of the standard will have on our consolidated financial statements. We are planning to adopt this standard on a modified retrospective basis in the first quarter of 2018, which could have a significant impact. These or other changes to existing rules may harm our operating results.
Risks Related to Ownership of Our Class A Common Stock
Our stock price has been and will likely continue to be volatile or may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders.
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock's daily closing price on the New York Stock Exchange has ranged from $37.22 to $128.74 through May 3, 2017. On May 3, 2017, the closing price of our Class A common stock was $54.70.
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
In addition, as of March 31, 2017, we had options outstanding that, if fully exercised, would result in the issuance of approximately 3.8 million shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
As of March 31, 2017, holders of approximately 0.9 million shares of Class A and Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for Tableau or other stockholders.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2017, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 75% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. As of March 31, 2017, we had repurchased and retired 829,928 shares of our Class A common stock for a total of $40.0 million. We cannot guarantee that our repurchase program will enhance long-term stockholder value. For example, the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program's effectiveness. Our repurchases of common stock could also affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, the program does not obligate us to repurchase any dollar amount or number of shares of common stock and may be modified, suspended or discontinued at any time, and any of which could cause the market price of our stock to decline.
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

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
The following table sets forth for the indicated period, share repurchases of our Class A common stock.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2017 - January 31, 2017	—	$—	—	$179,991
February 1, 2017 - February 28, 2017	107,000	$53.12	107,000	$174,308
March 1, 2017 - March 31, 2017	276,411	$51.82	276,411	$159,983
(1) All repurchases were made as part of our publicly announced stock repurchase program. On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. For further information regarding our stock repurchase program, see Note 3 to the accompanying notes to the condensed consolidated financial statements.

ITEM 6.        EXHIBITS
Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.
3.2(2)	Amended and Restated Bylaws of Tableau Software, Inc.
10.1† (3)	Employment Agreement between Tableau Software, Inc. and Daniel Miller dated January 19, 2017.
10.2† (3)	Amended Employment Agreement between Tableau Software, Inc. and Andrew Beers dated February 21, 2017.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
† Indicates management contract or compensatory plan or arrangement.
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
(3) Filed as Exhibits 10.17 and 10.18, respectively, to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May 2017.

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