Form 10-Q
period 2017-06-30
Tableau Software Inc
filed 2017-08-09
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 4, 2017, there were approximately 62,722,497 shares of the Registrant's Class A common stock and 16,372,489 shares of the Registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$992,904	$908,717
Accounts receivable, net of allowance for doubtful accounts of $890 and $1,065	137,588	206,765
Prepaid expenses and other current assets	20,055	36,011
Income taxes receivable	237	131
Total current assets	1,150,784	1,151,624
Property and equipment, net	92,968	106,637
Goodwill	15,531	15,531
Deferred income taxes	1,591	1,449
Deposits and other assets	10,203	11,958
Total assets	$1,271,077	$1,287,199
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,912	$17,637
Accrued compensation and employee related benefits	60,891	70,230
Other accrued liabilities	41,600	53,418
Income taxes payable	2,505	1,893
Deferred revenue	318,512	285,543
Total current liabilities	426,420	428,721
Deferred revenue	30,199	26,930
Other long-term liabilities	45,188	39,700
Total liabilities	501,807	495,351
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 16,372,489 and 18,336,609 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2	2
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 62,703,400 and 58,381,813 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	1,089,444	1,007,205
Accumulated other comprehensive income (loss)	(5,615)	1,593
Accumulated deficit	(314,567)	(216,958)
Total stockholders' equity	769,270	791,848
Total liabilities and stockholders' equity	$1,271,077	$1,287,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenues
License	$103,296	$116,349	$200,540	$212,764
Maintenance and services	109,584	82,186	212,246	157,469
Total revenues	212,880	198,535	412,786	370,233
Cost of revenues
License	2,942	1,602	6,209	2,633
Maintenance and services	23,723	23,262	47,111	44,724
Total cost of revenues (1)	26,665	24,864	53,320	47,357
Gross profit	186,215	173,671	359,466	322,876
Operating expenses
Sales and marketing (1)	124,160	119,889	242,178	226,053
Research and development (1)	81,067	77,516	165,369	148,409
General and administrative (1)	25,875	23,141	50,320	41,673
Total operating expenses	231,102	220,546	457,867	416,135
Operating loss	(44,887)	(46,875)	(98,401)	(93,259)
Other income, net	4,029	1,019	5,254	2,682
Loss before income tax expense	(40,858)	(45,856)	(93,147)	(90,577)
Income tax expense	1,664	1,666	4,022	2,523
Net loss	$(42,522)	$(47,522)	$(97,169)	$(93,100)

Net loss per share:
Basic	$(0.54)	$(0.64)	$(1.25)	$(1.25)
Diluted	$(0.54)	$(0.64)	$(1.25)	$(1.25)

Weighted average shares used to compute net loss per share:
Basic	78,511	74,756	77,966	74,286
Diluted	78,511	74,756	77,966	74,286

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$2,790	$2,642	$5,367	$5,446
Sales and marketing	18,526	16,605	36,618	33,550
Research and development	25,648	22,409	49,163	44,508
General and administrative	5,150	3,715	10,161	7,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(42,522)	$(47,522)	$(97,169)	$(93,100)
Other comprehensive loss:
Foreign currency translation, net	(6,384)	319	(7,208)	(2,043)
Comprehensive loss	$(48,906)	$(47,203)	$(104,377)	$(95,143)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Operating activities
Net loss	$(97,169)	$(93,100)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	23,837	16,001
Stock-based compensation expense	101,309	90,571
Deferred income taxes	465	239
Changes in operating assets and liabilities
Accounts receivable, net	72,493	(2,176)
Prepaid expenses, deposits and other assets	19,519	(419)
Income taxes receivable	(97)	72
Deferred revenue	30,072	31,654
Accounts payable and accrued liabilities	(16,421)	18,086
Income taxes payable	523	105
Net cash provided by operating activities (1)	134,531	61,033
Investing activities
Purchases of property and equipment	(33,860)	(23,452)
Business combination	—	(16,399)
Net cash used in investing activities	(33,860)	(39,851)
Financing activities
Proceeds from issuance of common stock	21,646	18,040
Repurchases of common stock	(40,014)	—
Net cash provided by (used in) financing activities(1)	(18,368)	18,040
Effect of exchange rate changes on cash and cash equivalents	1,884	(375)
Net increase in cash and cash equivalents	84,187	38,847
Cash and cash equivalents
Beginning of period	908,717	795,900
End of period	$992,904	$834,747

Non-cash activities
Accrued purchases of property and equipment	$1,875	$14,663
Asset retirement obligations recognized, net	—	70
(1) We adopted Accounting Standards Update ("ASU") 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax-related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the six months ended June 30, 2016, this resulted in an increase to net cash provided by operating activities of $0.6 million and a corresponding decrease to net cash provided by (used in) financing activities of $0.6 million.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates include the useful lives of our property and equipment and other lease-related assets, liabilities and costs and the collectability of our accounts receivable. We also use estimates in stock-based compensation, income taxes, business combinations and accrued liabilities. Actual results could differ from those estimates.
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

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We extend credit to customers based upon an evaluation of the customer's financial condition. As of June 30, 2017 and December 31, 2016, no individual customer accounted for 10% or more of total accounts receivable. For the three and six months ended June 30, 2017 and 2016, no individual customer represented 10% or more of our total revenues.
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09 related to stock-based compensation. The guidance, which simplifies the accounting and presentation for share-based payments, provides for a number of amendments that impact the accounting for income taxes and the accounting for forfeitures. We adopted this standard in the first quarter of 2017. Upon adoption, we recognized all of the previously unrecognized excess tax benefits related to stock awards using the modified retrospective transition method. These excess tax benefits, recognized upon adoption, were recorded as a deferred tax asset, which was then fully offset by our U.S. federal and state deferred tax asset valuation allowance resulting in no impact to our accumulated deficit. Without the valuation allowance, our deferred tax asset would have increased by $180.9 million. Immediately prior to adoption, we had no unrecognized excess tax benefits related to stock awards in jurisdictions outside the United States. All future excess tax benefits resulting from the settlement of stock awards will be recorded to income tax expense.
Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax-related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the six months ended June 30, 2016, this resulted in an increase to net cash provided by operating activities of $0.6 million and a corresponding decrease to net cash provided by (used in) financing activities of $0.6 million.
Also, as part of the adoption of the standard, we made the policy election to account for forfeitures as they occur. Using the modified retrospective adoption method, we recognized a $0.4 million cumulative-effect increase to our accumulated deficit for previously estimated forfeitures.
Recent Accounting Pronouncements Not yet Adopted
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition. Since the issuance of ASU 2014-09, the FASB has also issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, all of which clarify certain aspects of ASU 2014-09. The new standard will change the way we recognize revenue, including the identification of contractual performance obligations and the allocation of transaction price, to depict the transfer of promised goods or services to customers at the amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We currently expect to adopt this standard on January 1, 2018 on a modified retrospective basis and expect to apply the new standard only to contracts that are not completed contracts at January 1, 2018.
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
The new standard also requires the capitalization of certain incremental costs of obtaining a contract which will impact the period in which we record our sales commissions expense. Under existing guidance, we generally recognize sales commissions expense upfront. Under the new guidance, we are required to recognize these expenses consistently with the transfer of goods or services.
The new standard will also impact our internal control environment, including our financial statement disclosure controls, our business process controls and enhancements necessary to update our business systems. Our evaluation of the new standard will extend into future periods and we will update our disclosures, including the expected impacts of the new standard, as we progress towards the adoption date.

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
Stock Repurchase Program
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $200 million of our outstanding Class A common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. Repurchases under the program may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. During the six months ended June 30, 2017, we repurchased 703,086 shares of our outstanding Class A common stock at an average price of $56.91 per share for $40.0 million. All repurchases were made in open market transactions using cash on hand and all of the shares repurchased were retired. As of June 30, 2017, we were authorized to repurchase $140.0 million of our Class A common stock under our repurchase program.
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
A summary of the option activity during the six months ended June 30, 2017 follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2016	4,486,416	$9.59
Options exercised	(1,018,437)	7.88
Options canceled	(78)	9.30
Options forfeited	(1,761)	26.38
Balances at June 30, 2017	3,466,140	$10.09	4.89	$177,403
Vested and expected to vest at June 30, 2017	3,466,140	$10.09	4.89	$177,403
Exercisable at June 30, 2017	3,390,360	$9.09	4.79	$176,917
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
For awards subject to technology milestones, we are recognizing compensation cost over the estimated required service period because we believe it is probable that the technology milestone will be met. If our assessment of the probability of the technology milestone being met changes, we will recognize the estimated impact of the change in the period of the change.
A summary of the RSU activity during the six months ended June 30, 2017 follows:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Non-Vested outstanding at December 31, 2016	7,141,294	$65.62
RSUs granted	2,847,408	55.80
RSUs vested	(1,679,510)	63.12
RSUs forfeited	(575,842)	66.68
Non-Vested outstanding at June 30, 2017	7,733,350	$62.62
Stock-based compensation expense is amortized using the straight-line method over the requisite service period. As of June 30, 2017, total unrecognized compensation expense related to stock options and non-vested RSUs was $442.4 million, which is expected to be recognized over a weighted average period of 2.7 years. As a result of adopting ASU 2016-09 in the first quarter of 2017, the unrecognized compensation expense disclosure no longer considers future estimated forfeitures as we made the policy election to account for forfeitures as they occur.

The summary of shares available for issuance of equity based awards (including stock options and RSUs) during the six months ended June 30, 2017 follows:

	Shares Available for Grant
	2013 Plan	2013 ESPP
Balances at December 31, 2016	6,342,962	3,503,385
Authorized	3,835,921	767,184
Granted	(2,847,408)	(362,606)
Canceled	78	—
Forfeited	577,603	—
Balances at June 30, 2017	7,909,156	3,907,963
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
Income tax expense was $1.7 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively, and $4.0 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively. Income tax expense during these periods was primarily attributable to taxes in foreign jurisdictions. There was no domestic income tax benefit recorded during these periods due to our U.S. federal and state deferred tax asset valuation allowance.
Our effective tax rate was (4.1)% and (3.6)% for the three months ended June 30, 2017 and 2016, respectively, and (4.3)% and (2.8)% for the six months ended June 30, 2017 and 2016, respectively. The year-over-year change in the effective tax rates for the three and six month periods is primarily attributable to an increase in taxes in foreign jurisdictions.
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
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years. As of June 30, 2017, we maintain a full valuation allowance on our U.S. federal and state deferred tax assets.
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

Note 6. Commitments and Contingencies
Operating Lease Commitments and Expected Sublease Receipts
As of June 30, 2017, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2029. The following table represents our non-cancellable minimum lease payments, net of future expected sublease payments to be received under non-cancellable subleases, remaining as of June 30, 2017 (in thousands):

Period Ending	Operating Lease Commitments	Expected Sublease Receipts	Net
Remainder of 2017	$19,963	$(2,339)	$17,624
2018	45,086	(7,972)	37,114
2019	46,511	(8,603)	37,908
2020	44,475	(5,920)	38,555
2021	43,602	(717)	42,885
Thereafter	216,751	(122)	216,629
Total	$416,388	$(25,673)	$390,715
Liabilities for Loss on Lease Obligations and Related Exit Costs
During the fourth quarter of 2016 and the first quarter of 2017, we consolidated operations in some of our leased real estate properties and vacated certain leased office spaces. As a result, for the three months ended March 31, 2017, we recognized additional operating expenses of $10.3 million, of which $4.8 million related to losses on cease-use and $1.3 million resulted from additional expenses related to sublease of certain real estate properties. The remainder was recognized as additional depreciation expense attributable to adjustments to the useful lives of certain leasehold improvements. The expense during the period was allocated to operating expenses in accordance with our overhead allocation. A cease-use loss liability was recorded for the leased office spaces we vacated and was calculated as the present value of the total remaining lease payment obligation offset by estimated sublease rental income, adjusted for deferred items and estimated direct costs to obtain sublease rentals.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
United States and Canada	$146,102	$141,478	$287,598	$265,126
International	66,778	57,057	125,188	105,107
Total revenues	$212,880	$198,535	$412,786	$370,233
Note 8. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net loss per share - basic and diluted
Net loss	$(42,522)	$(47,522)	$(97,169)	$(93,100)
Weighted average shares outstanding used to compute basic and diluted net loss per share	78,511	74,756	77,966	74,286
Net loss per share - basic and diluted	$(0.54)	$(0.64)	$(1.25)	$(1.25)

The following shares were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Shares subject to outstanding common stock awards	11,452	13,052	11,452	13,052
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

The following table presents the fair value of our financial assets using the fair value hierarchy:

	June 30, 2017
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$952,661	$—	$—	$952,661

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$872,161	$—	$—	$872,161
We did not have any investments in prime money market funds as of June 30, 2017. We have no material financial assets or liabilities measured using Level 2 or Level 3 inputs.
Note 10. Subsequent Events
On August 1, 2017, we acquired a privately-held software company for $24.1 million in cash. The acquisition will be accounted for as a business combination. Due to the timing of this acquisition, the purchase price allocation was not yet available for disclosure as of the date of these financial statements.

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
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions and non-profits. As of June 30, 2017, we had over 61,000 customer accounts. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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

We generate revenues primarily from the sale of software licenses and related maintenance agreements. License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. Software license revenues are derived from the sales of perpetual, term and subscription licenses. Revenues from perpetual licenses comprised 77% of our license revenues for the three months ended June 30, 2017. Revenues from term and subscription licenses have increased as a percentage of total revenues in recent periods and include license revenues from Tableau Online, enterprise license agreements, term license sales and original equipment manufacturer ("OEM") arrangements that are all recognized on a ratable basis. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total revenues as demand from our customer base shifts to cloud-based and subscription products and as our customers enter into additional enterprise license agreements. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variation in the revenue we recognize in a given period. Maintenance and services revenues consist of revenues recognized from the sale of maintenance agreements (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably. When purchasing a software license, a customer typically also purchases one year of maintenance service and has the opportunity to renew maintenance service annually thereafter. We expect that maintenance and services revenues will continue to become a larger percentage of our total revenues as our customer base grows. In combination with the shifts in term and subscription license sales, we expect that a larger proportion of our total revenues in the future will be recognized from ratable sources, resulting in revenues that are more recurring and predictable.
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
With approximately 31% and 30% of our total revenues from customers located outside the United States and Canada for the three and six months ended June 30, 2017, respectively, we believe there is significant opportunity to expand our international business. Our products currently support eight languages, and we are expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales in the fourth quarter, as a result of industry buying patterns, has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We continue to expand our customer base. As of June 30, 2017, we had over 61,000 customer accounts compared to over 46,000 customer accounts as of June 30, 2016.
During the three and six months ended June 30, 2017, we closed 372 and 666 sales transactions greater than $100,000, respectively, compared to 332 and 600 during the three and six months ended June 30, 2016, respectively. We had 15 customer accounts that purchased greater than $1.0 million during the three months ended June 30, 2017, compared to 16 during the three months ended June 30, 2016. We anticipate that the quantity of sales transactions greater than $100,000 and quantity of customer accounts that purchase more than $1.0 million during the quarter will continue to fluctuate on a quarter by quarter basis. These metrics are impacted by our transition to a more subscription-based business model as the unit sales price of each subscription license is lower than a comparable perpetual license.
We use Subscription Annual Recurring Revenue (“Subscription ARR”) and Total Annual Recurring Revenue (“Total ARR”) to assess the results of our transition to a more subscription-based business model. Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period. Subscription ARR includes term licenses and renewals, subscription enterprise license agreements and Tableau Online subscriptions and renewals, and excludes distribution OEM license agreements and perpetual-style enterprise license agreements. As of June 30, 2017, Subscription ARR was $103.5 million, up from $37.7 million as of June 30, 2016. Total ARR represents the annualized recurring value of all active contracts at the end of a reporting period. Total ARR includes Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period. As of June 30, 2017, Total ARR was $483.6 million, up from $328.3 million as of June 30, 2016.

Factors Affecting Our Performance
We believe that our performance and future success are dependent upon a number of factors, including our ability to continue to expand and further penetrate our customer base, including shifts in the mix of term-based and subscription license sales versus perpetual license sales; innovate and enhance our products; and invest in our infrastructure. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address. See the section of this report titled "Item 1A. Risk Factors."
Investment in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase adoption of our products within our existing customer base, both domestically and internationally. Our ability to increase adoption among existing customers is important to our business model. We operate in a rapidly growing analytics and business intelligence software market. We believe that we are well-positioned in the market to expand our customer base and to increase adoption of our products within and across our existing customers, including further adoption of our term and subscription software licenses. Our subscription pricing reduces initial investment costs, allowing customers to more easily deploy Tableau at scale.
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
Components of Operating Results
Revenues
License revenues.  License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. Revenues from perpetual licenses represented 77% and 79% of our license revenues for the three and six months ended June 30, 2017, respectively. For perpetual licenses, we generally recognize the license portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied and we have vendor specific objective evidence of all undelivered elements. Term and subscription licenses, which include Tableau Online, enterprise license agreements, term license sales and OEM arrangements, are recognized ratably, on a straight-line basis, over the term of the license. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total revenues. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variation in the revenue we recognize in a given period.
Maintenance and services revenues.  Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably. When purchasing a perpetual license, a customer typically also purchases one year of maintenance services and has the opportunity to renew maintenance service annually thereafter. We currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended March 31, 2017 was over 90%.
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
Cost of maintenance and services revenues.  Cost of maintenance and services revenues includes salaries, benefits and stock-based compensation expense associated with our technical support and services organization, as well as allocated overhead, which includes facilities-related costs. We recognize expenses related to our technical support and services organization as they are incurred.
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
Sales and marketing.  Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, marketing, travel and allocated overhead, which includes facilities-related costs. We expect sales and marketing expenses to continue to increase, in absolute dollars, for the remainder of 2017 compared to 2016 primarily due to growth in our sales and marketing organization, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating expenses as we continue to expand our business.

Research and development.  R&D expenses primarily consist of personnel-related costs attributable to our R&D personnel and contractors, as well as allocated overhead, which includes facilities-related costs. We have devoted our product development efforts primarily to incorporate additional features, improve functionality, support additional languages, develop new products and adapt to new technologies or changes to existing technologies. We expect that our R&D expenses will continue to increase, in absolute dollars, for the remainder of 2017 compared to 2016 as we increase our R&D headcount to further enhance and develop our products.
General and administrative.  General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, legal, human resources and administrative personnel, allocated overhead, which includes facilities-related costs, as well as outsourced legal, accounting and other professional services fees. We expect that general and administrative expenses will continue to increase, in absolute dollars, for the remainder of 2017 compared to 2016 as we further expand our operations both domestically and internationally.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$103,296	$116,349	$200,540	$212,764
Maintenance and services	109,584	82,186	212,246	157,469
Total revenues	212,880	198,535	412,786	370,233
Cost of revenues
License	2,942	1,602	6,209	2,633
Maintenance and services	23,723	23,262	47,111	44,724
Total cost of revenues (1)	26,665	24,864	53,320	47,357
Gross profit	186,215	173,671	359,466	322,876
Operating expenses
Sales and marketing (1)	124,160	119,889	242,178	226,053
Research and development (1)	81,067	77,516	165,369	148,409
General and administrative (1)	25,875	23,141	50,320	41,673
Total operating expenses	231,102	220,546	457,867	416,135
Operating loss	(44,887)	(46,875)	(98,401)	(93,259)
Other income, net	4,029	1,019	5,254	2,682
Loss before income tax expense	(40,858)	(45,856)	(93,147)	(90,577)
Income tax expense	1,664	1,666	4,022	2,523
Net loss	$(42,522)	$(47,522)	$(97,169)	$(93,100)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$2,790	$2,642	$5,367	$5,446
Sales and marketing	18,526	16,605	36,618	33,550
Research and development	25,648	22,409	49,163	44,508
General and administrative	5,150	3,715	10,161	7,067

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(as a percentage of total revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	48.5%	58.6%	48.6%	57.5%
Maintenance and services	51.5%	41.4%	51.4%	42.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
License	1.4%	0.8%	1.5%	0.7%
Maintenance and services	11.1%	11.7%	11.4%	12.1%
Total cost of revenues	12.5%	12.5%	12.9%	12.8%
Gross profit	87.5%	87.5%	87.1%	87.2%
Operating expenses
Sales and marketing	58.3%	60.4%	58.7%	61.1%
Research and development	38.1%	39.0%	40.1%	40.1%
General and administrative	12.2%	11.7%	12.2%	11.3%
Total operating expenses	108.6%	111.1%	110.9%	112.4%
Operating loss	(21.1)%	(23.6)%	(23.8)%	(25.2)%
Other income, net	1.9%	0.5%	1.3%	0.7%
Loss before income tax expense	(19.2)%	(23.1)%	(22.6)%	(24.5)%
Income tax expense	0.8%	0.8%	1.0%	0.7%
Net loss	(20.0)%	(23.9)%	(23.5)%	(25.1)%

Comparison of Three and Six Months Ended June 30, 2017 and 2016
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues	(dollars in thousands)
License	$103,296	$116,349	(11.2)%	$200,540	$212,764	(5.7)%
Maintenance and services	109,584	82,186	33.3%	212,246	157,469	34.8%
Total revenues	$212,880	$198,535	7.2%	$412,786	$370,233	11.5%
Total revenues were $212.9 million for the three months ended June 30, 2017 compared to $198.5 million for the three months ended June 30, 2016, an increase of $14.3 million. Growth in total revenues was largely related to increased maintenance and services revenues from our growing customer base. For example, as of June 30, 2017, we had over 61,000 customer accounts compared to over 46,000 customer accounts as of June 30, 2016. License revenues were $103.3 million for the three months ended June 30, 2017 compared to $116.3 million for the three months ended June 30, 2016, a decrease of $13.1 million. The decrease in license revenues was largely related to the impacts caused from changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses. Revenues from term and subscription licenses represented approximately 23% of total license revenues during the three months ended June 30, 2017 compared to 9% in the three months ended June 30, 2016. License revenues from perpetual license sales are generally recognized upfront whereas license revenues from term and subscription license sales are generally recognized ratably. Maintenance and services revenues were $109.6 million for the three months ended June 30, 2017 compared to $82.2 million for the three months ended June 30, 2016, an increase of $27.4 million, driven by our growing customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 31% for the three months ended June 30, 2017 from 29% for the three months ended June 30, 2016.
Total revenues were $412.8 million for the six months ended June 30, 2017 compared to $370.2 million for the six months ended June 30, 2016, an increase of $42.6 million. Growth in total revenues was largely related to increased maintenance and services revenues from our growing customer base. License revenues were $200.5 million for the six months ended June 30, 2017 compared to $212.8 million for the six months ended June 30, 2016, a decrease of $12.2 million. The decrease in license revenues was largely related to the impacts caused from changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses. Revenues from term and subscription licenses represented approximately 21% of total license revenues during the six months ended June 30, 2017 compared to 9% in the six months ended June 30, 2016. License revenues from perpetual license sales are generally recognized upfront whereas license revenues from term and subscription license sales are generally recognized ratably. Maintenance and services revenues were $212.2 million for the six months ended June 30, 2017 compared to $157.5 million for the six months ended June 30, 2016, an increase of $54.8 million. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 30% for the six months ended June 30, 2017 from 28% for the six months ended June 30, 2016.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Cost of revenues	(dollars in thousands)
License	$2,942	$1,602	83.6%	$6,209	$2,633	135.8%
Maintenance and services	23,723	23,262	2.0%	47,111	44,724	5.3%
Total cost of revenues	$26,665	$24,864	7.2%	$53,320	$47,357	12.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross Margin
License	97.2%	98.6%	96.9%	98.8%
Maintenance and services	78.4%	71.7%	77.8%	71.6%
Total gross margin	87.5%	87.5%	87.1%	87.2%
Total cost of revenues was $26.7 million for the three months ended June 30, 2017 compared to $24.9 million for the three months ended June 30, 2016. Total cost of revenues increased primarily due to continued investment in hosting Tableau Online.
Total cost of revenues was $53.3 million for the six months ended June 30, 2017 compared to $47.4 million for the six months ended June 30, 2016. Total cost of revenues increased primarily due to continued investment in hosting Tableau Online.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Operating expenses	(dollars in thousands)
Sales and marketing	$124,160	$119,889	3.6%	$242,178	$226,053	7.1%
Research and development	81,067	77,516	4.6%	165,369	148,409	11.4%
General and administrative	25,875	23,141	11.8%	50,320	41,673	20.7%
Total operating expenses	$231,102	$220,546	4.8%	$457,867	$416,135	10.0%
Sales and Marketing
Sales and marketing expenses were $124.2 million for the three months ended June 30, 2017 compared to $119.9 million for the three months ended June 30, 2016. The increase of $4.3 million was largely related to an increase of $3.3 million for marketing promotions and advertising to promote our brand and create market awareness for our technology offerings both domestically and internationally.
Sales and marketing expenses were $242.2 million for the six months ended June 30, 2017 compared to $226.1 million for the six months ended June 30, 2016. The increase of $16.1 million was largely related to an increase in compensation expense of $8.6 million, which includes a $3.1 million increase in stock-based compensation expense. The remainder of the increase was primarily attributable to a $6.2 million increase in allocated overhead, which includes facilities-related costs. The increase in allocated overhead was primarily due to our new corporate headquarters and real estate consolidation charges in the first quarter of 2017.
Research and Development
R&D expenses were $81.1 million for the three months ended June 30, 2017 compared to $77.5 million for the three months ended June 30, 2016. The increase of $3.6 million was largely related to a $3.2 million increase in stock-based compensation expense.
R&D expenses were $165.4 million for the six months ended June 30, 2017 compared to $148.4 million for the six months ended June 30, 2016. The increase of $17.0 million was largely related to an increase in compensation expense of $12.8 million, which includes a $4.7 million increase in stock-based compensation expense. The remainder of the increase was primarily attributable to a $4.8 million increase in allocated overhead, which includes facilities-related costs. The increase in allocated overhead was primarily due to our new corporate headquarters and real estate consolidation charges in the first quarter of 2017.
General and Administrative
General and administrative expenses were $25.9 million for the three months ended June 30, 2017 compared to $23.1 million for the three months ended June 30, 2016. The increase of $2.7 million was largely related to a $1.4 million increase in stock-based compensation expense.
General and administrative expenses were $50.3 million for the six months ended June 30, 2017 compared to $41.7 million for the six months ended June 30, 2016. The increase of $8.6 million was largely related to an increase in compensation expense of $6.2 million, which includes a $3.1 million increase in stock-based compensation expense. The remainder of the increase was primarily attributable to a $1.7 million increase in allocated overhead, which includes facilities-related costs. The increase in allocated overhead was primarily due to our new corporate headquarters and real estate consolidation charges in the first quarter of 2017.
Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Other income, net	$4,029	$1,019	$5,254	$2,682
Other income, net for the three and six months ended June 30, 2017 increased due to an increase in interest income and an increase in gains associated with foreign currency transactions.
Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Income tax expense	$1,664	$1,666	$4,022	$2,523
Effective tax rate	(4.1)%	(3.6)%	(4.3)%	(2.8)%
Our effective tax rate was (4.1)% and (3.6)% for the three months ended June 30, 2017 and 2016, respectively, and (4.3)% and (2.8)% for the six months ended June 30, 2017 and 2016, respectively. The year-over-year change in the effective tax rates for the three and six month periods was largely related to an increase in taxes in foreign jurisdictions.
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
Non-GAAP financial information is adjusted for a tax rate equal to our estimated tax rate on non-GAAP income over a three-year financial projection. This rate is based on our estimated annual GAAP income tax rate forecast, adjusted to account for items excluded from GAAP income in calculating the non-GAAP financial measures. To determine this long-term non-GAAP tax rate, we evaluate a three-year financial projection that excludes the impact of non-cash stock-based compensation expense and expense related to amortization of acquired intangible assets. The long-term non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The long-term non-GAAP tax rate applied to the three and six months ended June 30, 2017 and 2016 was 30%. The long-term non-GAAP tax rate assumes our deferred income tax assets will be realized based upon projected future taxable income excluding stock-based compensation expense. We anticipate using this long-term non-GAAP tax rate in future periods and may provide updates to this rate on an annual basis, or more frequently if material changes occur.
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
The following table summarizes our non-GAAP financial measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Non-GAAP gross profit	$189,100	$176,416	$365,023	$328,454
Non-GAAP gross margin	88.8%	88.9%	88.4%	88.7%
Non-GAAP operating income (loss)	$7,322	$(1,401)	$3,098	$(2,556)
Non-GAAP operating margin	3.4%	(0.7)%	0.8%	(0.7)%
Non-GAAP net income (loss)	$7,945	$(268)	$5,846	$88
Free cash flow (1) (2)			$100,671	$37,581
(1) We adopted ASU 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax-related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the six months ended June 30, 2016, this resulted in an increase to net cash provided by operating activities of $0.6 million and a corresponding decrease to net cash provided by (used in) financing activities of $0.6 million.
(2) Free cash flow presented on a six month basis only.

The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Gross profit	$186,215	$173,671	$359,466	$322,876
Excluding: Stock-based compensation expense attributable to cost of revenues	2,790	2,642	5,367	5,446
Excluding: Amortization of acquired intangible assets	95	103	190	132
Non-GAAP gross profit	$189,100	$176,416	$365,023	$328,454
The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Gross margin	87.5%	87.5%	87.1%	87.2%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.3%	1.3%	1.3%	1.5%
Excluding: Amortization of acquired intangible assets	0.0%	0.1%	0.0%	0.0%
Non-GAAP gross margin	88.8%	88.9%	88.4%	88.7%

The following table presents the reconciliation of operating loss to non-GAAP operating income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Operating loss	$(44,887)	$(46,875)	$(98,401)	$(93,259)
Excluding: Stock-based compensation expense	52,114	45,371	101,309	90,571
Excluding: Amortization of acquired intangible assets	95	103	190	132
Non-GAAP operating income (loss)	$7,322	$(1,401)	$3,098	$(2,556)
The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating margin	(21.1)%	(23.6)%	(23.8)%	(25.2)%
Excluding: Stock-based compensation expense	24.5%	22.9%	24.5%	24.5%
Excluding: Amortization of acquired intangible assets	0.0%	0.1%	0.0%	0.0%
Non-GAAP operating margin	3.4%	(0.7)%	0.8%	(0.7)%

The following table presents the reconciliation of net loss to non-GAAP net income (loss) and non-GAAP net income (loss) per basic and diluted common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net loss	$(42,522)	$(47,522)	$(97,169)	$(93,100)
Excluding: Stock-based compensation expense	52,114	45,371	101,309	90,571
Excluding: Amortization of acquired intangible assets	95	103	190	132
Income tax adjustments	(1,742)	1,780	1,516	2,485
Non-GAAP net income (loss)	$7,945	$(268)	$5,846	$88

Weighted average shares used to compute non-GAAP basic net income (loss) per share	78,511	74,756	77,966	74,286
Effect of potentially dilutive shares: stock awards	3,925	—	3,772	4,941
Weighted average shares used to compute non-GAAP diluted net income (loss) per share	82,436	74,756	81,738	79,227

Non-GAAP net income (loss) per share:
Basic	$0.10	$(0.00)	$0.07	$0.00
Diluted	$0.10	$(0.00)	$0.07	$0.00
The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities(1)	$134,531	$61,033
Less: Purchases of property and equipment	33,860	23,452
Free cash flow (1)	$100,671	$37,581
Net cash used in investing activities	$(33,860)	$(39,851)
Net cash provided by (used in) financing activities(1)	$(18,368)	$18,040
(1) We adopted ASU 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax-related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the six months ended June 30, 2016, this resulted in an increase to net cash provided by operating activities of $0.6 million and a corresponding decrease to net cash provided by (used in) financing activities of $0.6 million.
Non-GAAP Operating Income (Loss)
Non-GAAP operating income for the three months ended June 30, 2017 was $7.3 million compared to a non-GAAP operating loss of $1.4 million for the three months ended June 30, 2016. The increase in non-GAAP operating income was largely related to an increase in total revenues, driven by our growing customer base.
Non-GAAP operating income for the six months ended June 30, 2017 was $3.1 million compared to a non-GAAP operating loss of $2.6 million for the six months ended June 30, 2016. The increase in non-GAAP operating income was largely related to an increase in total revenues, driven by our growing customer base. This was offset in part by real estate consolidation charges recorded in the first quarter of 2017, and an increase in compensation expense, primarily due to merit increases and incentive compensation changes around subscription offerings.

Non-GAAP Net Income (Loss)
Non-GAAP net income for the three months ended June 30, 2017 was $7.9 million compared to a non-GAAP net loss of $0.3 million for the three months ended June 30, 2016. The increase in non-GAAP net income was primarily due to the increase in non-GAAP operating income.
Non-GAAP net income for the six months ended June 30, 2017 was $5.8 million compared to a non-GAAP net income of $0.1 million for the six months ended June 30, 2016. The increase in non-GAAP net income was primarily due to the increase in non-GAAP operating income.
Free Cash Flow
Free cash flow for the six months ended June 30, 2017 was $100.7 million compared to free cash flow of $37.6 million for the six months ended June 30, 2016. The increase was driven by an increase in net cash provided by operating activities, partially offset by increases in purchases of property and equipment due to the build-out of our operational infrastructure.
Liquidity and Capital Resources
As of June 30, 2017, we had cash and cash equivalents totaling $992.9 million, accounts receivable, net of $137.6 million and $724.4 million of working capital.
The following tables show our cash and cash equivalents and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	June 30,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$992,904	$908,717

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities(1)	$134,531	$61,033
Net cash used in investing activities	(33,860)	(39,851)
Net cash provided by (used in) financing activities(1)	(18,368)	18,040
Effect of exchange rate changes	1,884	(375)
Net increase in cash and cash equivalents	$84,187	$38,847
(1) We adopted ASU 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax-related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the six months ended June 30, 2016, this resulted in an increase to net cash provided by operating activities of $0.6 million and a corresponding decrease to net cash provided by (used in) financing activities of $0.6 million.
Cash and Cash Equivalents
As of June 30, 2017, our cash and cash equivalents were held for working capital purposes and were held in cash deposits and money market funds. We intend to continue making capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced product and services offerings and the continued market acceptance of our products.

Operating Activities
Net cash provided by operating activities was $134.5 million for the six months ended June 30, 2017 as a result of a net loss of $97.2 million, adjusted for stock-based compensation expense of $101.3 million and non-cash depreciation and amortization expense of $23.8 million related to capital assets. Net cash provided by operating activities was also impacted by a $72.5 million decrease in accounts receivable, net, a $30.1 million increase in deferred revenue, a $19.5 million decrease in prepaid expenses, deposits and other assets, and a $16.4 million decrease in accounts payable and accrued liabilities. The decrease in accounts receivable, net, was primarily due to seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter. The increase in deferred revenue was primarily due to increased sales of maintenance agreements and an increase in term and subscription license sales, which have ratable revenue recognition. The decrease in accounts payable and accrued liabilities was primarily due to accrued purchases of property and equipment as of December 31, 2016 that were paid in the six months ended June 30, 2017.
Net cash provided by operating activities was $61.0 million for the six months ended June 30, 2016 as a result of a net loss of $93.1 million, adjusted for stock-based compensation expense of $90.6 million and non-cash depreciation and amortization expense of $16.0 million related to capital assets. Net cash provided by operating activities was also impacted by a $31.7 million increase in deferred revenue and an $18.1 million increase in accounts payable and accrued liabilities. The increase in deferred revenue was primarily due to increased sales of maintenance agreements. The increase in accounts payable was primarily due to the timing of payments.
Investing Activities
Cash used in investing activities was $33.9 million for the six months ended June 30, 2017. The cash used for this period was attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Cash used in investing activities was $39.9 million for the six months ended June 30, 2016. The cash used for this period was attributable to the $16.4 million we paid on March 1, 2016 to acquire HyPer, a high-performance main-memory database system, and $23.5 million in capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Net cash used in financing activities was $18.4 million for the six months ended June 30, 2017 as the result of repurchases of common stock under our stock repurchase program of $40.0 million, partially offset by proceeds of $8.0 million from the exercise of stock options and $13.6 million from the purchases of stock under our ESPP.
Net cash provided by financing activities was $18.0 million for the six months ended June 30, 2016 as a result of proceeds of $6.5 million from the exercise of stock options and $11.5 million from the purchases of stock under our ESPP.
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
Obligations and Commitments
As of June 30, 2017, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2029. See Note 6 to the accompanying notes to the condensed consolidated financial statements for additional information on our operating leases including changes to our principal lease commitments compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2017, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017.
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

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should carefully consider the following risks and all of the other information contained in this report, including our condensed consolidated financial statements and related notes, before making an investment decision. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose some or all of your investment.
Risks Related to Our Business and Industry
Due to our growth, we have a limited operating history at our current scale, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We have a relatively short history operating our business at its current scale. We continue to increase the number of our employees and expand our operations worldwide. Furthermore, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs and frequent introductions of new products, technologies and services. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
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
We incurred a net loss in each quarter and for the full year of 2016, as well as the first and second quarter of 2017. We expect expenses to continue to increase as we make investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products.
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

•	our shift to a subscription licensing model may result in confusion among new or existing customers (which can slow adoption rates), partners, resellers and investors;

•	if our customers do not renew their subscriptions, our revenue may decline over the long-term and our business may suffer;

•	our relationships with existing partners that resell perpetual license products may be damaged; and

•	we may incur sales compensation costs at a higher than forecasted rate if the pace of our subscription transition is faster than anticipated.
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

•	business analytics software companies, such as MicroStrategy, Qlik and TIBCO Spotfire (a subsidiary of TIBCO Software Inc.); and

•	SaaS-based products or cloud-based analytics providers.
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

•	the expansion of our customer base;

•	the renewal of maintenance agreements with, and sales of additional products to, existing customers;

•	seasonal variations in our sales, which have generally historically been highest in the fourth quarter of a calendar year and lowest in the first quarter;

•	the size, timing and terms of our perpetual license sales to both existing and new customers;

•	increasing customer demand and adoption of our term-based and subscription license products and services with ratable revenue;

•	changes in the mix of term and subscription license sales versus perpetual license sales;

•	the mix of direct sales versus sales through our indirect sales channels;

•	the introduction of products and product enhancements by existing competitors or new entrants into our market and changes in pricing for products offered by us or our competitors;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	changes in customers' budgets;

•	customer acceptance of and willingness to pay for new versions of our products;

•	seasonal variations related to sales and marketing and other activities, such as expenses related to our annual customer conferences; and

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.
Additional factors include:

•	costs related to the hiring, training and maintenance of our direct sales force;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	our ability to control costs, including our operating expenses; and

•	fluctuations in our effective tax rate.
Any one of these or other factors discussed elsewhere in this report may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.
We may not be able to accurately predict our future revenues or results of operations. For example, a large percentage of the revenues we recognize each quarter has been attributable to sales made in the last month of that same quarter. Our license revenues, which are primarily attributable to perpetual licenses, in particular can be impacted by short-term shifts in customer demand and spending on licenses for our products. In addition, as demand from our customer base increasingly shifts to term-based and subscription licenses, this can impact the timing for recognizing revenues in a given period and impact our results of operations. As a result, our ability to forecast revenues on a quarterly or longer-term basis is limited. In addition, we base our current and future expense levels on our operating plans and sales forecasts, and our operating expenses are expected to be relatively fixed in the short term. Accordingly, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter. The variability and unpredictability of these and other factors could result in our failing to meet or exceed financial expectations for a given period.
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
We currently derive and expect to continue to derive substantially all of our revenues from our Tableau Desktop, Tableau Server and Tableau Online software products. As such, the continued growth in market demand of these software products is critical to our continued success. Demand for our software is affected by a number of factors, including continued market acceptance of our products, the timing of development and release of new products by our competitors, price or product packaging changes by us or by our competitors, technological change, growth or contraction in the traditional and expanding business analytics market and general economic conditions and trends. If our competitors offer products or functionality similar to ours at more attractive prices, we may have to reduce our prices which may cause our revenues to decline. Further, if we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, results of operations, financial condition and growth prospects will be materially and adversely affected.
Our success depends on increasing the number and value of enterprise sales transactions, which typically involve a longer sales cycle, greater deployment challenges and additional support and services than sales to individual purchasers of our products.
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. During the six months ended June 30, 2017, we closed 666 sales transactions greater than $100,000 compared to 600 sales transactions greater than $100,000 in the six months ended June 30, 2016, representing an 11% increase in the number of transactions. We anticipate that the quantity of sales transactions greater than $100,000 will continue to fluctuate on a quarter by quarter basis. These larger transactions may involve significant customer negotiation and are typically completed near the end of the quarter. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. Events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 70% of our total revenues in the six months ended June 30, 2017 was derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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
As of June 30, 2017, we had 25 issued U.S. patents covering our technology and 47 patent applications pending for examination in the United States. We also had nine pending patent applications internationally as of June 30, 2017 including filings at the European Patent Office and in Canada and Australia. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock's daily closing price on the New York Stock Exchange has ranged from $37.22 to $128.74 through August 4, 2017. On August 4, 2017, the closing price of our Class A common stock was $71.31.
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
In addition, as of June 30, 2017, we had options outstanding that, if fully exercised, would result in the issuance of approximately 0.2 million and 3.3 million shares of Class A and Class B common stock, respectively. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2017, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 72% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.

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
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. As of June 30, 2017, we had repurchased and retired 1,149,603 shares of our Class A common stock for a total of $60.0 million. We cannot guarantee that our repurchase program will enhance long-term stockholder value. For example, the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program's effectiveness. Our repurchases of common stock could also affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, the program does not obligate us to repurchase any dollar amount or number of shares of common stock and may be modified, suspended or discontinued at any time, and any of which could cause the market price of our stock to decline.
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

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
The following table sets forth for the indicated period, share repurchases of our Class A common stock.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2017 - January 31, 2017	—	$—	—	$179,991
February 1, 2017 - February 28, 2017	107,000	$53.12	107,000	$174,308
March 1, 2017 - March 31, 2017	276,411	$51.82	276,411	$159,983
April 1, 2017 - April 30, 2017	—	$—	—	$159,983
May 1, 2017 - May 31, 2017	124,500	$62.92	124,500	$152,150
June 1, 2017 - June 30, 2017	195,175	$62.37	195,175	$139,977
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

ITEM 6.        EXHIBITS
Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.
3.2(2)	Amended and Restated Bylaws of Tableau Software, Inc.
10.1	First Amendment to Office Lease Agreement between NorthEdge Developers LLC and Tableau Software, Inc., dated January 18, 2017.
10.2	Second Amendment to Office Lease Agreement between NorthEdge Developers LLC and Tableau Software, Inc., dated June 1, 2017.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August 2017.

TABLEAU SOFTWARE, INC.
By: /s/ Thomas E. Walker, Jr.

Thomas E. Walker, Jr.
Chief Financial Officer (principal
financial and accounting officer
and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description
10.1	First Amendment to Office Lease Agreement between NorthEdge Developers LLC and Tableau Software, Inc., dated January 18, 2017.
10.2	Second Amendment to Office Lease Agreement between NorthEdge Developers LLC and Tableau Software, Inc., dated June 1, 2017.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.