Form 10-Q
period 2017-09-30
Tableau Software Inc
filed 2017-11-07
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 2, 2017, there were approximately 64,207,570 shares of the Registrant's Class A common stock and 15,535,989 shares of the Registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$790,945	$908,717
Short-term investments	152,351	—
Accounts receivable, net of allowance for doubtful accounts of $853 and $1,065	131,595	206,765
Prepaid expenses and other current assets	38,442	36,011
Income taxes receivable	448	131
Total current assets	1,113,781	1,151,624
Long-term investments	45,512	—
Property and equipment, net	106,100	106,637
Goodwill	35,083	15,531
Deferred income taxes	2,482	1,449
Deposits and other assets	16,340	11,958
Total assets	$1,319,298	$1,287,199
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$9,713	$17,637
Accrued compensation and employee related benefits	78,795	70,230
Other accrued liabilities	58,777	53,418
Income taxes payable	2,002	1,893
Deferred revenue	338,848	285,543
Total current liabilities	488,135	428,721
Deferred revenue	27,504	26,930
Other long-term liabilities	51,057	39,700
Total liabilities	566,696	495,351
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 15,537,489 and 18,336,609 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2	2
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 64,191,960 and 58,381,813 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	1,122,903	1,007,205
Accumulated other comprehensive income (loss)	(9,189)	1,593
Accumulated deficit	(361,120)	(216,958)
Total stockholders' equity	752,602	791,848
Total liabilities and stockholders' equity	$1,319,298	$1,287,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenues
License	$99,424	$116,655	$299,964	$329,419
Maintenance and services	115,493	89,402	327,739	246,871
Total revenues	214,917	206,057	627,703	576,290
Cost of revenues
License	3,265	1,760	9,474	4,393
Maintenance and services	26,664	22,270	73,775	66,994
Total cost of revenues (1)	29,929	24,030	83,249	71,387
Gross profit	184,988	182,027	544,454	504,903
Operating expenses
Sales and marketing (1)	123,842	114,530	366,020	340,583
Research and development (1)	84,494	75,348	249,863	223,757
General and administrative (1)	25,697	21,505	76,017	63,178
Total operating expenses	234,033	211,383	691,900	627,518
Operating loss	(49,045)	(29,356)	(147,446)	(122,615)
Other income, net	3,677	814	8,931	3,496
Loss before income tax expense	(45,368)	(28,542)	(138,515)	(119,119)
Income tax expense	1,185	1,719	5,207	4,242
Net loss	$(46,553)	$(30,261)	$(143,722)	$(123,361)

Net loss per share:
Basic	$(0.59)	$(0.40)	$(1.83)	$(1.65)
Diluted	$(0.59)	$(0.40)	$(1.83)	$(1.65)

Weighted average shares used to compute net loss per share:
Basic	79,440	75,647	78,463	74,743
Diluted	79,440	75,647	78,463	74,743

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$2,885	$2,614	$8,252	$8,060
Sales and marketing	18,603	17,487	55,221	51,037
Research and development	27,337	23,372	76,500	67,880
General and administrative	5,489	3,910	15,650	10,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(46,553)	$(30,261)	$(143,722)	$(123,361)
Other comprehensive loss, net of tax:
Foreign currency translation	(3,455)	(880)	(10,663)	(2,923)
Net unrealized loss on available-for-sale securities	$(119)	$—	$(119)	$—
Comprehensive loss	$(50,127)	$(31,141)	$(154,504)	$(126,284)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Operating activities
Net loss	$(143,722)	$(123,361)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	34,174	25,091
Amortization of premiums on investments	162	—
Stock-based compensation expense	155,623	137,954
Deferred income taxes	(226)	282
Changes in operating assets and liabilities
Accounts receivable, net	80,030	(5,150)
Prepaid expenses, deposits and other assets	(138)	(10,355)
Income taxes receivable	(297)	72
Deferred revenue	45,109	49,868
Accounts payable and accrued liabilities	9,452	32,043
Income taxes payable	26	517
Net cash provided by operating activities (1)	180,193	106,961
Investing activities
Purchases of property and equipment	(43,179)	(42,334)
Business combinations, net of cash acquired	(23,966)	(16,399)
Purchases of investments	(198,144)	—
Net cash used in investing activities	(265,289)	(58,733)
Financing activities
Proceeds from issuance of common stock	24,305	21,203
Repurchases of common stock	(59,986)	—
Net cash provided by (used in) financing activities(1)	(35,681)	21,203
Effect of exchange rate changes on cash and cash equivalents	3,005	(738)
Net increase (decrease) in cash and cash equivalents	(117,772)	68,693
Cash and cash equivalents
Beginning of period	908,717	795,900
End of period	$790,945	$864,593

Non-cash activities
Accrued purchases of property and equipment	$14,375	$10,928
Asset retirement obligations recognized, net	983	585
(1) We adopted Accounting Standards Update ("ASU") 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax-related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the nine months ended September 30, 2016, this resulted in an increase to net cash provided by operating activities of $0.8 million and a corresponding decrease to net cash provided by (used in) financing activities of $0.8 million.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates include the useful lives of our property and equipment and other lease-related assets, liabilities and costs and the collectability of our accounts receivable. We also use estimates in stock-based compensation, income taxes, business combinations, investments and accrued liabilities. Actual results could differ from those estimates.
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
Investments
We classify our investment securities as available-for-sale. Our investment securities are stated at fair value and reported in short-term investments and long-term investments. Investments in securities with maturities of less than one year or where management's intent is to use the investments to fund current operations are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. Unrealized gains and losses on available-for-sale securities are excluded from net income and reported, net of tax, in other comprehensive income (loss). Realized gains and losses and declines in the value of securities judged to be other-than-temporary are determined based on the specific identification method and are included in other income (expense). In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors, our intent and ability to recover the amortized cost basis of the security. Interest on securities classified as available-for-sale is included in other income (expense).
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. We extend credit to customers based upon an evaluation of the customer's financial condition. As of September 30, 2017 and December 31, 2016, no individual customer accounted for 10% or more of total accounts receivable. For the three and nine months ended September 30, 2017 and 2016, no individual customer represented 10% or more of our total revenues.
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
Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax-related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the nine months ended September 30, 2016, this resulted in an increase to net cash provided by operating activities of $0.8 million and a corresponding decrease to net cash provided by (used in) financing activities of $0.8 million.
Also, as part of the adoption of the standard, we made the policy election to account for forfeitures as they occur. Using the modified retrospective adoption method, we recognized a $0.4 million cumulative-effect increase to our accumulated deficit for previously estimated forfeitures.
In January 2017, the FASB issued ASU 2017-04, simplifying the accounting for goodwill impairment. The new guidance removes step two of the two-step quantitative goodwill impairment test, which requires a hypothetical purchase price allocation. We adopted this standard in the third quarter of 2017 as part of our annual goodwill impairment testing. The adoption of this standard did not impact these consolidated financial statements.
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
The new standard will materially impact the timing of revenue recognition related to our on-premises term license agreements. Under existing guidance, we recognize revenue related to on-premises term license agreements ratably over the term of the licensing agreement. However, under the new standard we expect that revenue allocable to the license portion of the arrangement will be recognized upon delivery of the license. Maintenance revenue related to on-premises term license agreements will continue to be recognized ratably over the term of the licensing agreement. The new standard will also impact our determination of standalone selling prices, which could impact the allocation of transaction price to each performance obligation, thereby impacting the timing of revenue recognition depending on when each performance obligation is recognized. The impacts to the timing of revenue recognition will also affect our deferred revenue balance.
The new standard also requires the capitalization of certain incremental costs of obtaining a contract, which will impact the period in which we record our sales commissions expense. Under existing guidance, we generally recognize sales commissions expense upfront. Under the new guidance, we are required to recognize these expenses consistently with the transfer of goods or services.
The new standard will also impact our internal control environment, including our financial statement disclosure controls, our business process controls and enhancements necessary to update our business systems. We are currently completing the system changes and implementation controls necessary to adopt this new standard, and we will update our disclosure as we progress towards the adoption date.
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
In June 2016, the FASB issued ASU 2016-13, related to credit losses. The new guidance replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
Note 3. Business Combinations
On August 1, 2017, we acquired all issued and outstanding stock of ClearGraph, a privately-held Delaware Corporation, for $24.1 million in cash. ClearGraph is a startup that enables smart data discovery and data analysis through natural language query technology. As a result of this acquisition, we acquired all of the assets and assumed all of the liabilities of ClearGraph, and we accounted for this transaction as a business combination. Pro forma results of operations for this acquisition have not been presented as the effects were not material to our financial results. The following table summarizes the purchase price allocation based on the estimated fair value of the net assets acquired:

August 1, 2017
(in thousands)
Cash	$161
Technology asset	5,000
Goodwill	19,552
Other liabilities, net	(586)
Net assets acquired	24,127
The technology asset acquired in this business combination is being amortized on the straight-line method over a period of five years. Goodwill generated from this business combination is primarily attributable to expected synergies between the technology asset acquired and our key products. None of the goodwill recognized with this transaction is expected to be deductible for U.S. income tax purposes.
Additional information, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to us, may become known at a later time. In accordance with GAAP, if this occurs during the next 12 months, we may update the amounts and allocations recorded as of the acquisition date, which are presented in the table above.

Note 4. Short-Term and Long-Term Investments
The following table represents our short-term and long-term investments in available-for-sale securities as of September 30, 2017, and is based on contractual years to maturity:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
	(in thousands)
Short-term investments
Corporate bonds	43,317	—	(20)	43,297
U.S treasury securities	99,959	—	(26)	99,933
U.S agency securities	9,122	—	(1)	9,121
Total short-term investments	152,398	—	(47)	152,351
Long-term investments
Corporate bonds	15,687	—	(23)	15,664
U.S treasury securities	9,981	—	(17)	9,964
U.S agency securities	19,916	—	(32)	19,884
Total long-term investments	$45,584	$—	$(72)	$45,512
Total short-term and long-term investments	$197,982	$—	$(119)	$197,863
We did not hold any short-term or long-term investments as of December 31, 2016.
As of September 30, 2017, there were no investments that had been in a net loss position for 12 months or greater. None of the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2017.
Note 5. Stockholders' Equity
Common Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 75,000,000 shares of Class B common stock, par value $0.0001 per share, and 750,000,000 shares of Class A common stock, par value $0.0001 per share. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each holder of Class B common stock is entitled to ten votes per share and each holder of Class A common stock is entitled to one vote per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions. At its discretion, the board of directors may declare dividends on shares of common stock, subject to the rights of our preferred stockholders, if any. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.
Preferred Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority to provide for the issuance of all the shares in one or more series. At its discretion, our board of directors may designate the voting rights and preferences of the preferred stock.
Stock Repurchase Program
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $200 million of our outstanding Class A common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. Repurchases under the program may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. During the nine months ended September 30, 2017, we repurchased 979,577 shares of our outstanding Class A common stock at an average price of $61.24 per share for $60.0 million. All repurchases were made in open market transactions using cash on hand and all of the shares repurchased were retired. As of September 30, 2017, we were authorized to repurchase $120.0 million of our Class A common stock under our repurchase program.

Note 6. Stock-Based Compensation
Our 2004 Equity Incentive Plan (the "2004 Plan") authorized the granting of options to purchase shares of our Class B common stock, restricted stock units ("RSUs") and other stock-based awards to our employees, consultants, officers and directors. Our 2013 Equity Incentive Plan, as amended, (the "2013 Plan" and, together with the 2004 Plan, the "Plans"), which is the successor to our 2004 Plan, authorizes the granting of options to purchase shares of our Class A common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors. Options granted under the Plans may be incentive or nonstatutory stock options. Incentive stock options may only be granted to employees. The term of each option is stated in the award agreement, but shall be no more than ten years from the date of grant. The board of directors determines the period over which options and RSUs become vested. Currently, the vesting period for our options and RSUs is typically four years.
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
A summary of the option activity during the nine months ended September 30, 2017 follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2016	4,486,416	$9.59
Options exercised	(1,278,930)	8.36
Options canceled	(78)	9.30
Options forfeited	(1,761)	26.38
Balances at September 30, 2017	3,205,647	$10.08	4.60	$207,763
Vested and expected to vest at September 30, 2017	3,205,647	$10.08	4.60	$207,763
Exercisable at September 30, 2017	3,149,397	$9.28	4.52	$206,637
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
For awards subject to technology milestones, we recognize compensation cost over the estimated required service period when we believe it is probable that the associated technology milestone will be met. If our assessment of the probability of a technology milestone being met changes, we recognize the estimated impact of the change in the period of the change.

A summary of the RSU activity during the nine months ended September 30, 2017 follows:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Non-Vested outstanding at December 31, 2016	7,141,294	$65.62
RSUs granted	3,765,892	59.54
RSUs vested	(2,349,068)	64.85
RSUs forfeited	(924,245)	65.75
Non-Vested outstanding at September 30, 2017	7,633,873	$63.00
Stock-based compensation expense is amortized using the straight-line method over the requisite service period. As of September 30, 2017, total unrecognized compensation expense related to stock options and non-vested RSUs was $437.0 million, which is expected to be recognized over a weighted average period of 2.7 years. As a result of adopting ASU 2016-09 in the first quarter of 2017, the unrecognized compensation expense disclosure no longer considers future estimated forfeitures as we made the policy election to account for forfeitures as they occur.
The summary of shares available for issuance of equity based awards (including stock options and RSUs) during the nine months ended September 30, 2017 follows:

	Shares Available for Grant
	2013 Plan	2013 ESPP
Balances at December 31, 2016	6,342,962	3,503,385
Authorized	3,835,921	767,184
Granted	(3,765,892)	(362,606)
Canceled	78	—
Forfeited	926,006	—
Balances at September 30, 2017	7,339,075	3,907,963
Note 7. Income Taxes
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
Income tax expense was $1.2 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively, and $5.2 million and $4.2 million for the nine months ended September 30, 2017 and 2016, respectively. The year-over-year change in income tax expense during these periods was primarily attributable to taxes in foreign jurisdictions, offset by an income tax benefit recorded in connection with the acquisition of ClearGraph.
Our effective tax rate was (2.6)% and (6.0)% for the three months ended September 30, 2017 and 2016, respectively, and (3.8)% and (3.6)% for the nine months ended September 30, 2017 and 2016, respectively. The year-over-year change in the effective tax rates for the three and nine month periods is primarily attributable to an increase in taxes in foreign jurisdictions, offset by an income tax benefit recorded in connection with the acquisition of ClearGraph.
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

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years. As of September 30, 2017, we maintain a full valuation allowance on our U.S. federal and state deferred tax assets.
On July 27, 2015, the U.S. Tax Court issued an opinion related to litigation in Altera Corp v. Commissioner. This litigation relates to the treatment of stock-based compensation expense in an intercompany cost sharing arrangement with one of Altera's foreign subsidiaries. In its opinion, the U.S. Tax Court invalidated the portion of the Treasury regulations requiring the inclusion of stock-based compensation expense in such intercompany cost-sharing arrangements. On February 19, 2016, the IRS appealed the U.S. Tax Court's decision. As the final resolution of this litigation remains uncertain, we have not recorded potentially favorable benefits related to the current or prior periods. We will continue to monitor developments related to this case and the potential impact of those developments on our current and future financial statements.
Note 8. Commitments and Contingencies
Operating Lease Commitments and Expected Sublease Receipts
As of September 30, 2017, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2029. The following table represents our non-cancellable minimum lease payments, net of future expected sublease payments to be received under non-cancellable subleases, remaining as of September 30, 2017 (in thousands):

Period Ending	Operating Lease Commitments	Expected Sublease Receipts	Net
Remainder of 2017	$11,011	$(1,104)	$9,907
2018	44,915	(8,403)	36,512
2019	44,581	(9,395)	35,186
2020	44,152	(6,323)	37,829
2021	43,265	(717)	42,548
Thereafter	216,951	(121)	216,830
Total	$404,875	$(26,063)	$378,812
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
Contractual Commitments
Our contractual commitments are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. The following table represents our contractual commitments as of September 30, 2017:

	Payments Due by Period
	Total	Remainder of 2017	2018	2019	Thereafter
	(in thousands)
Contractual Commitments	$33,654	$7,280	$13,427	$10,947	$2,000

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
Note 9. Segments and Information about Revenues by Geographic Area
The following table presents our revenues by geographic region of end users who purchased products or services for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
United States and Canada	$150,059	$147,820	$437,657	$412,946
International	64,858	58,237	190,046	163,344
Total revenues	$214,917	$206,057	$627,703	$576,290
Note 10. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net loss per share - basic and diluted
Net loss	$(46,553)	$(30,261)	$(143,722)	$(123,361)
Weighted average shares outstanding used to compute basic and diluted net loss per share	79,440	75,647	78,463	74,743
Net loss per share - basic and diluted	$(0.59)	$(0.40)	$(1.83)	$(1.65)

The following shares were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Shares subject to outstanding common stock awards	11,083	12,717	11,083	12,717
Note 11. Fair Value Measurements
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
We value our investments using quoted prices for identical instruments in active markets when available. If we are unable to obtain quoted prices for identical instruments in active markets, we value our investments using quoted market prices for comparable instruments. To date, all of our investments can be valued using one of these two methodologies.
The following table presents the fair value of our financial assets using the fair value hierarchy:

	September 30, 2017
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Money market funds	$742,029	$—	$—	$742,029
Short-term investments
Corporate bonds	—	43,297	—	43,297
U.S. treasury securities	—	99,933	—	99,933
U.S. agency securities	—	9,121	—	9,121
Long-term investments
Corporate bonds	—	15,664	—	15,664
U.S. treasury securities	—	9,964	—	9,964
U.S. agency securities	—	19,884	—	19,884
Total	$742,029	$197,863	$—	$939,892

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Money market funds	$872,161	$—	$—	$872,161
Total	$872,161	$—	$—	$872,161
We did not have any investments in prime money market funds as of September 30, 2017. We have no financial assets or liabilities measured using Level 3 inputs.

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
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions and non-profits. As of September 30, 2017, we had over 65,000 customer accounts. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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

We generate revenues primarily from the sale of software licenses and related maintenance agreements. License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. Software license revenues are derived from the sales of perpetual, term and subscription licenses. Revenues from perpetual licenses comprised 66% of our license revenues for the three months ended September 30, 2017. Revenues from term and subscription licenses have increased as a percentage of total revenues in recent periods and include license revenues from Tableau Online, enterprise license agreements, term license sales and original equipment manufacturer ("OEM") arrangements that are all recognized on a ratable basis. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total revenues as demand from our customer base shifts to cloud-based and subscription products and as our customers enter into additional enterprise license agreements. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variations in the revenue we recognize in a given period. Maintenance and services revenues consist of revenues recognized from the sale of maintenance agreements (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably over the maintenance period. When purchasing a software license, a customer typically also purchases one year of maintenance service and has the opportunity to renew maintenance service annually thereafter. We expect that maintenance and services revenues will continue to become a larger percentage of our total revenues as our customer base grows. In combination with the shifts in term and subscription license sales, we expect that a larger proportion of our total revenues in the future will be recognized from ratable sources, resulting in revenues that are more recurring and predictable.
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
With approximately 30% of our total revenues from customers located outside the United States and Canada for each of the three and nine months ended September 30, 2017, we believe there is significant opportunity to expand our international business. Our products currently support eight languages, and we are expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales in the fourth quarter, as a result of industry buying patterns, has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We continue to expand our customer base. As of September 30, 2017, we had over 65,000 customer accounts compared to over 50,000 customer accounts as of September 30, 2016.
During the three and nine months ended September 30, 2017, we closed 337 and 1,003 sales transactions greater than $100,000, respectively, compared to 360 and 960 during the three and nine months ended September 30, 2016, respectively. We had 13 customer accounts that purchased greater than $1.0 million during the three months ended September 30, 2017, compared to 10 during the three months ended September 30, 2016. We anticipate that the quantity of sales transactions greater than $100,000 and quantity of customer accounts that purchase more than $1.0 million during the quarter will continue to fluctuate on a quarter by quarter basis. These metrics are impacted by our transition to a more subscription-based business model as the unit sales price of each subscription license is lower than a comparable perpetual license.
We use Subscription Annual Recurring Revenue (“Subscription ARR”) and Total Annual Recurring Revenue (“Total ARR”) to assess the results of our transition to a more subscription-based business model. Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period. Subscription ARR includes term licenses and renewals, subscription enterprise license agreements and Tableau Online subscriptions and renewals, and excludes distribution OEM license agreements and perpetual-style enterprise license agreements. As of September 30, 2017, Subscription ARR was $139.2 million, up from $45.7 million as of September 30, 2016. Total ARR represents the annualized recurring value of all active contracts at the end of a reporting period. Total ARR includes Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period. As of September 30, 2017, Total ARR was $526.2 million, up from $361.4 million as of September 30, 2016.

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
Investment in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase adoption of our products within our existing customer base, both domestically and internationally. Our ability to increase adoption among existing customers is important to our business model. We operate in a rapidly growing analytics and business intelligence software market. We believe that we are well-positioned in the market to expand our customer base and to increase adoption of our products within and across our existing customers, including further adoption of our term and subscription software licenses. Our subscription pricing reduces initial investment costs, allowing customers to more easily deploy Tableau at scale. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total revenues as demand from our customer base shifts to cloud-based and subscription products and as our customers enter into additional enterprise license agreements. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variations in the revenue we recognize in a given period.
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
Components of Operating Results
Revenues
License revenues.  License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. Revenues from perpetual licenses represented 66% and 74% of our license revenues for the three and nine months ended September 30, 2017, respectively. For perpetual licenses, we generally recognize the license portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied and we have vendor specific objective evidence of all undelivered elements. Term and subscription licenses, which include Tableau Online, enterprise license agreements, term license sales and OEM arrangements, are recognized ratably, on a straight-line basis, over the term of the license. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total revenues as demand from our customer base shifts to cloud-based and subscription products and as our customers enter into additional enterprise license agreements. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variations in the revenue we recognize in a given period.
Maintenance and services revenues.  Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably over the maintenance period. When purchasing a perpetual license, a customer typically also purchases one year of maintenance services and has the opportunity to renew maintenance service annually thereafter. For perpetual license sales, we currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended June 30, 2017 was over 90%.
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
Sales and marketing.  Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, other marketing and travel-related costs and allocated overhead, which includes facilities-related costs. We expect sales and marketing expenses to continue to increase, in absolute dollars, for the remainder of 2017 compared to 2016 primarily due to growth in our sales and marketing organization, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating expenses as we continue to expand our business.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of gains and losses on foreign currency transactions and interest income on our cash and cash equivalents and investment balances.
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
In the first quarter of 2017, we adopted ASU 2016-09, which impacts the accounting for excess tax benefits recognized upon the settlement of stock awards. In the third quarter of 2017, we adopted ASU 2017-04, which impacts goodwill impairment testing. Additionally, we began investing in available-for-sale securities during the third quarter of 2017. The adoption of these standards and our accounting for investments is further discussed in Note 2 to the accompanying notes to the consolidated financial statements of this Quarterly Report on Form 10-Q. There were no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on February 23, 2017.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$99,424	$116,655	$299,964	$329,419
Maintenance and services	115,493	89,402	327,739	246,871
Total revenues	214,917	206,057	627,703	576,290
Cost of revenues
License	3,265	1,760	9,474	4,393
Maintenance and services	26,664	22,270	73,775	66,994
Total cost of revenues (1)	29,929	24,030	83,249	71,387
Gross profit	184,988	182,027	544,454	504,903
Operating expenses
Sales and marketing (1)	123,842	114,530	366,020	340,583
Research and development (1)	84,494	75,348	249,863	223,757
General and administrative (1)	25,697	21,505	76,017	63,178
Total operating expenses	234,033	211,383	691,900	627,518
Operating loss	(49,045)	(29,356)	(147,446)	(122,615)
Other income, net	3,677	814	8,931	3,496
Loss before income tax expense	(45,368)	(28,542)	(138,515)	(119,119)
Income tax expense	1,185	1,719	5,207	4,242
Net loss	$(46,553)	$(30,261)	$(143,722)	$(123,361)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$2,885	$2,614	$8,252	$8,060
Sales and marketing	18,603	17,487	55,221	51,037
Research and development	27,337	23,372	76,500	67,880
General and administrative	5,489	3,910	15,650	10,977

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(as a percentage of total revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	46.3%	56.6%	47.8%	57.2%
Maintenance and services	53.7%	43.4%	52.2%	42.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
License	1.5%	0.9%	1.5%	0.8%
Maintenance and services	12.4%	10.8%	11.8%	11.6%
Total cost of revenues	13.9%	11.7%	13.3%	12.4%
Gross profit	86.1%	88.3%	86.7%	87.6%
Operating expenses
Sales and marketing	57.6%	55.6%	58.3%	59.1%
Research and development	39.3%	36.6%	39.8%	38.8%
General and administrative	12.0%	10.4%	12.1%	11.0%
Total operating expenses	108.9%	102.6%	110.2%	108.9%
Operating loss	(22.8)%	(14.2)%	(23.5)%	(21.3)%
Other income, net	1.7%	0.4%	1.4%	0.6%
Loss before income tax expense	(21.1)%	(13.9)%	(22.1)%	(20.7)%
Income tax expense	0.6%	0.8%	0.8%	0.7%
Net loss	(21.7)%	(14.7)%	(22.9)%	(21.4)%

Comparison of Three and Nine Months Ended September 30, 2017 and 2016
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues	(dollars in thousands)
License	$99,424	$116,655	(14.8)%	$299,964	$329,419	(8.9)%
Maintenance and services	115,493	89,402	29.2%	327,739	246,871	32.8%
Total revenues	$214,917	$206,057	4.3%	$627,703	$576,290	8.9%
Total revenues were $214.9 million for the three months ended September 30, 2017 compared to $206.1 million for the three months ended September 30, 2016, an increase of $8.9 million. Growth in total revenues was largely related to increased maintenance and services revenues from our growing customer base. For example, as of September 30, 2017, we had over 65,000 customer accounts compared to over 50,000 customer accounts as of September 30, 2016. License revenues were $99.4 million for the three months ended September 30, 2017 compared to $116.7 million for the three months ended September 30, 2016, a decrease of $17.2 million. The decrease in license revenues was largely related to the changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses. Revenues from term and subscription licenses represented approximately 34% of total license revenues during the three months ended September 30, 2017 compared to 11% in the three months ended September 30, 2016. License revenues from perpetual license sales are generally recognized upfront whereas license revenues from term and subscription license sales are generally recognized ratably. In addition, unit sales prices for term and subscription licenses are lower than comparable perpetual licenses. Maintenance and services revenues were $115.5 million for the three months ended September 30, 2017 compared to $89.4 million for the three months ended September 30, 2016, an increase of $26.1 million, driven by our growing customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 30% for the three months ended September 30, 2017 from 28% for the three months ended September 30, 2016.
Total revenues were $627.7 million for the nine months ended September 30, 2017 compared to $576.3 million for the nine months ended September 30, 2016, an increase of $51.4 million. Growth in total revenues was largely related to increased maintenance and services revenues from our growing customer base. License revenues were $300.0 million for the nine months ended September 30, 2017 compared to $329.4 million for the nine months ended September 30, 2016, a decrease of $29.5 million. The decrease in license revenues was largely related to the changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses. Revenues from term and subscription licenses represented approximately 26% of total license revenues during the nine months ended September 30, 2017 compared to 10% in the nine months ended September 30, 2016. Maintenance and services revenues were $327.7 million for the nine months ended September 30, 2017 compared to $246.9 million for the nine months ended September 30, 2016, an increase of $80.9 million. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 30% for the nine months ended September 30, 2017 from 28% for the nine months ended September 30, 2016.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Cost of revenues	(dollars in thousands)
License	$3,265	$1,760	85.5%	$9,474	$4,393	115.7%
Maintenance and services	26,664	22,270	19.7%	73,775	66,994	10.1%
Total cost of revenues	$29,929	$24,030	24.5%	$83,249	$71,387	16.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross Margin
License	96.7%	98.5%	96.8%	98.7%
Maintenance and services	76.9%	75.1%	77.5%	72.9%
Total gross margin	86.1%	88.3%	86.7%	87.6%
Total cost of revenues were $29.9 million for the three months ended September 30, 2017 compared to $24.0 million for the three months ended September 30, 2016. The increase of $5.9 million was largely related to an increase in compensation expense of $2.7 million, which includes a $0.3 million increase in stock-based compensation expense, primarily due to headcount growth. The remainder of the increase was primarily attributable to a $1.3 million increase in allocated overhead, which includes facilities-related costs.
Total cost of revenues were $83.2 million for the nine months ended September 30, 2017 compared to $71.4 million for the nine months ended September 30, 2016. The increase of $11.9 million was largely related to an increase in compensation expense of $3.5 million, which includes a $0.2 million increase in stock-based compensation expense, primarily due to headcount growth. The remainder of the increase was primarily attributable to a $4.0 million increase in allocated overhead, which includes facilities-related costs.
Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Operating expenses	(dollars in thousands)
Sales and marketing	$123,842	$114,530	8.1%	$366,020	$340,583	7.5%
Research and development	84,494	75,348	12.1%	249,863	223,757	11.7%
General and administrative	25,697	21,505	19.5%	76,017	63,178	20.3%
Total operating expenses	$234,033	$211,383	10.7%	$691,900	$627,518	10.3%
Sales and Marketing
Sales and marketing expenses were $123.8 million for the three months ended September 30, 2017 compared to $114.5 million for the three months ended September 30, 2016. The increase of $9.3 million was largely related to an increase in compensation expense of $7.0 million, which includes a $1.1 million increase in stock-based compensation expense, primarily due to headcount growth and incentive compensation changes around subscription offerings introduced in the first quarter of 2017. The remainder of the increase was primarily attributable to a $2.1 million increase for marketing promotions and advertising to promote our brand and create market awareness for our technology offerings both domestically and internationally.
Sales and marketing expenses were $366.0 million for the nine months ended September 30, 2017 compared to $340.6 million for the nine months ended September 30, 2016. The increase of $25.4 million was largely related to an increase in compensation expense of $15.6 million, which includes a $4.2 million increase in stock-based compensation expense, primarily due to headcount growth and incentive compensation changes around subscription offerings introduced in the first quarter of 2017. The remainder of the increase was primarily attributable to a $6.4 million increase in allocated overhead, which includes facilities-related costs. The increase in allocated overhead was primarily due to our new corporate headquarters and real estate consolidation charges in the first quarter of 2017.
Research and Development
R&D expenses were $84.5 million for the three months ended September 30, 2017 compared to $75.3 million for the three months ended September 30, 2016. The increase of $9.1 million was largely related to an increase in compensation expense of $8.4 million, which includes a $4.0 million increase in stock-based compensation expense, primarily due to headcount growth.
R&D expenses were $249.9 million for the nine months ended September 30, 2017 compared to $223.8 million for the nine months ended September 30, 2016. The increase of $26.1 million was largely related to an increase in compensation expense of $21.2 million, which includes an $8.6 million increase in stock-based compensation expense, primarily due to headcount growth. The remainder of the increase was primarily attributable to a $5.3 million increase in allocated overhead, which includes facilities-related costs. The increase in allocated overhead was primarily due to our new corporate headquarters and real estate consolidation charges in the first quarter of 2017.
General and Administrative
General and administrative expenses were $25.7 million for the three months ended September 30, 2017 compared to $21.5 million for the three months ended September 30, 2016. The increase of $4.2 million was largely related to an increase in compensation expense of $2.2 million, which includes a $1.6 million increase in stock-based compensation expense, primarily due to headcount growth.
General and administrative expenses were $76.0 million for the nine months ended September 30, 2017 compared to $63.2 million for the nine months ended September 30, 2016. The increase of $12.8 million was largely related to an increase in compensation expense of $8.5 million, which includes a $4.7 million increase in stock-based compensation expense, primarily due to headcount growth. The remainder of the increase was primarily attributable to a $2.1 million increase in allocated overhead, which includes facilities-related costs. The increase in allocated overhead was primarily due to our new corporate headquarters and real estate consolidation charges in the first quarter of 2017.
Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Other income, net	$3,677	$814	$8,931	$3,496
Other income, net for the three and nine months ended September 30, 2017 increased due to higher interest income, attributable to our investments in available-for-sale securities and rising interest rates.
Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Income tax expense	$1,185	$1,719	$5,207	$4,242
Effective tax rate	(2.6)%	(6.0)%	(3.8)%	(3.6)%
Our effective tax rate was (2.6)% and (6.0)% for the three months ended September 30, 2017 and 2016, respectively, and (3.8)% and (3.6)% for the nine months ended September 30, 2017 and 2016, respectively. The year-over-year change in the effective tax rates for the three and nine month periods was largely related to an increase in taxes in foreign jurisdictions, offset by an income tax benefit recorded in connection with the acquisition of ClearGraph.
Non-GAAP Financial Measures
We believe that the use of non-GAAP gross profit and gross margin, non-GAAP operating income (loss) and operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per basic and diluted common share and free cash flow is helpful to our investors. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with GAAP. Non-GAAP gross profit is calculated by excluding stock-based compensation expense and expense related to amortization of acquired intangible assets, each to the extent attributable to the cost of revenues, from gross profit. Non-GAAP gross margin is the ratio calculated by dividing non-GAAP gross profit by total revenues. Non-GAAP operating income (loss) is calculated by excluding stock-based compensation expense and expense related to amortization of acquired intangible assets from operating income (loss). Non-GAAP operating margin is the ratio calculated by dividing non-GAAP operating income (loss) by total revenues. Non-GAAP net income (loss) is calculated by excluding stock-based compensation expense, expense related to amortization of acquired intangible assets and non-GAAP income tax adjustments from net income (loss). Non-GAAP net income (loss) per basic and diluted common share is calculated by dividing non-

GAAP net income (loss) by the basic and diluted weighted average shares outstanding. Non-GAAP diluted weighted average shares outstanding includes the effect of dilutive shares in periods of non-GAAP net income.
Non-GAAP financial information is adjusted for a tax rate equal to our estimated tax rate on non-GAAP income over a three-year financial projection. This rate is based on our estimated annual GAAP income tax rate forecast, adjusted to account for items excluded from GAAP income in calculating the non-GAAP financial measures. To determine this long-term non-GAAP tax rate, we evaluate a three-year financial projection that excludes the impact of non-cash stock-based compensation expense and expense related to amortization of acquired intangible assets. The long-term non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The long-term non-GAAP tax rate applied to the three and nine months ended September 30, 2017 and 2016 was 30%. The long-term non-GAAP tax rate assumes our deferred income tax assets will be realized based upon projected future taxable income excluding stock-based compensation expense. We anticipate using this long-term non-GAAP tax rate in future periods and may provide updates to this rate on an annual basis, or more frequently if material changes occur.
Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company's non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period. The expense related to amortization of acquired intangible assets is dependent upon estimates and assumptions, which can vary significantly and are unique to each asset acquired; therefore, we believe non-GAAP measures that adjust for the amortization of acquired intangible assets provides investors a consistent basis for comparison across accounting periods. All of these non-GAAP financial measures are important tools for financial and operational decision-making and for evaluating our operating results over different periods of time.
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
The following table summarizes our non-GAAP financial measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Non-GAAP gross profit	$188,137	$184,736	$553,160	$513,190
Non-GAAP gross margin	87.5%	89.7%	88.1%	89.1%
Non-GAAP operating income	$5,533	$18,122	$8,631	$15,566
Non-GAAP operating margin	2.6%	8.8%	1.4%	2.7%
Non-GAAP net income	$6,447	$13,255	$12,293	$13,343
Free cash flow (1) (2)			$137,014	$64,627

(1) We adopted ASU 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax-related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the nine months ended September 30, 2016, this resulted in an increase to net cash provided by operating activities of $0.8 million and a corresponding decrease to net cash provided by (used in) financing activities of $0.8 million.
(2) Free cash flow presented on a nine month basis only.
The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Gross profit	$184,988	$182,027	$544,454	$504,903
Excluding: Stock-based compensation expense attributable to cost of revenues	2,885	2,614	8,252	8,060
Excluding: Amortization of acquired intangible assets	264	95	454	227
Non-GAAP gross profit	$188,137	$184,736	$553,160	$513,190
The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Gross margin	86.1%	88.3%	86.7%	87.6%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.3%	1.3%	1.3%	1.4%
Excluding: Amortization of acquired intangible assets	0.1%	0.0%	0.1%	0.0%
Non-GAAP gross margin	87.5%	89.7%	88.1%	89.1%

The following table presents the reconciliation of operating loss to non-GAAP operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Operating loss	$(49,045)	$(29,356)	$(147,446)	$(122,615)
Excluding: Stock-based compensation expense	54,314	47,383	155,623	137,954
Excluding: Amortization of acquired intangible assets	264	95	454	227
Non-GAAP operating income	$5,533	$18,122	$8,631	$15,566

The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating margin	(22.8)%	(14.2)%	(23.5)%	(21.3)%
Excluding: Stock-based compensation expense	25.3%	23.0%	24.8%	23.9%
Excluding: Amortization of acquired intangible assets	0.1%	0.0%	0.1%	0.0%
Non-GAAP operating margin	2.6%	8.8%	1.4%	2.7%
The following table presents the reconciliation of net loss to non-GAAP net income and non-GAAP net income per basic and diluted common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net loss	$(46,553)	$(30,261)	$(143,722)	$(123,361)
Excluding: Stock-based compensation expense	54,314	47,383	155,623	137,954
Excluding: Amortization of acquired intangible assets	264	95	454	227
Income tax adjustments	(1,578)	(3,962)	(62)	(1,477)
Non-GAAP net income	$6,447	$13,255	$12,293	$13,343

Weighted average shares used to compute non-GAAP basic net income per share	79,440	75,647	78,463	74,743
Effect of potentially dilutive shares: stock awards	4,398	4,917	3,981	4,933
Weighted average shares used to compute non-GAAP diluted net income per share	83,838	80,564	82,444	79,676

Non-GAAP net income per share:
Basic	$0.08	$0.18	$0.16	$0.18
Diluted	$0.08	$0.16	$0.15	$0.17
The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities(1)	$180,193	$106,961
Less: Purchases of property and equipment	43,179	42,334
Free cash flow (1)	$137,014	$64,627
Net cash used in investing activities	$(265,289)	$(58,733)
Net cash provided by (used in) financing activities(1)	$(35,681)	$21,203

(1) We adopted ASU 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax-related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the nine months ended September 30, 2016, this resulted in an increase to net cash provided by operating activities of $0.8 million and a corresponding decrease to net cash provided by (used in) financing activities of $0.8 million.
Non-GAAP Operating Income (Loss)
Non-GAAP operating income for the three months ended September 30, 2017 was $5.5 million compared to a non-GAAP operating income of $18.1 million for the three months ended September 30, 2016. The decrease in non-GAAP operating income was largely related to increases in operating expenses relative to our revenue. Our revenue growth was impacted by changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses. Revenues from perpetual license sales are generally recognized upfront whereas revenues from term and subscription license sales are generally recognized ratably. In addition, unit sales prices for subscription licenses are lower than comparable perpetual licenses.
Non-GAAP operating income for the nine months ended September 30, 2017 was $8.6 million compared to a non-GAAP operating income of $15.6 million for the nine months ended September 30, 2016. The decrease in non-GAAP operating income was largely related to increases in operating expenses relative to our revenue. Our revenue growth was impacted by changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses. Revenues from perpetual license sales are generally recognized upfront whereas revenues from term and subscription license sales are generally recognized ratably. In addition, unit sales prices for subscription licenses are lower than comparable perpetual licenses.
Non-GAAP Net Income (Loss)
Non-GAAP net income for the three months ended September 30, 2017 was $6.4 million compared to a non-GAAP net income of $13.3 million for the three months ended September 30, 2016. The decrease in non-GAAP net income was primarily due to the decrease in non-GAAP operating income.
Non-GAAP net income for the nine months ended September 30, 2017 was $12.3 million compared to a non-GAAP net income of $13.3 million for the nine months ended September 30, 2016. The decrease in non-GAAP net income was primarily due to the decrease in non-GAAP operating income.
Free Cash Flow
Free cash flow for the nine months ended September 30, 2017 was $137.0 million compared to free cash flow of $64.6 million for the nine months ended September 30, 2016. The increase was driven by an increase in net cash provided by operating activities.
Liquidity and Capital Resources
As of September 30, 2017, we had cash and cash equivalents totaling $790.9 million, investments of $197.9 million, accounts receivable, net of $131.6 million and $625.6 million of working capital.
The following tables show our cash and cash equivalents, investments and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	September 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$790,945	$908,717
Short-term investments	152,351	—
Long-term investments	45,512	—

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities(1)	$180,193	$106,961
Net cash used in investing activities	(265,289)	(58,733)
Net cash provided by (used in) financing activities(1)	(35,681)	21,203
Effect of exchange rate changes	3,005	(738)
Net increase (decrease) in cash and cash equivalents	$(117,772)	$68,693
(1) We adopted ASU 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax-related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the nine months ended September 30, 2016, this resulted in an increase to net cash provided by operating activities of $0.8 million and a corresponding decrease to net cash provided by (used in) financing activities of $0.8 million.
As of September 30, 2017, our cash and cash equivalents and investments were held for working capital purposes and were held in cash deposits, money market funds, corporate bonds, U.S. treasury securities and U.S. agency securities. We intend to continue making capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents and investments, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced product and services offerings and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $180.2 million for the nine months ended September 30, 2017 as a result of a net loss of $143.7 million, adjusted for stock-based compensation expense of $155.6 million and non-cash depreciation and amortization expense of $34.2 million related to capital assets. Net cash provided by operating activities was also impacted by an $80.0 million decrease in accounts receivable, net, a $45.1 million increase in deferred revenue and a $9.5 million increase in accounts payable and accrued liabilities. The decrease in accounts receivable, net, was primarily due to seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter. The increase in deferred revenue was primarily due to increased sales of maintenance agreements and an increase in term and subscription license sales, which have ratable revenue recognition. The increase in accounts payable and accrued liabilities was primarily due to the timing of payments and employee contributions under our 2013 ESPP.
Net cash provided by operating activities was $107.0 million for the nine months ended September 30, 2016 as a result of a net loss of $123.4 million, adjusted for stock-based compensation expense of $138.0 million and non-cash depreciation and amortization expense of $25.1 million related to capital assets. Net cash provided by operating activities was also impacted by a $49.9 million increase in deferred revenue and a $32.0 million increase in accounts payable and accrued liabilities. The increase in deferred revenue was primarily due to increased sales of maintenance agreements and an increase in term and subscription license sales, which have ratable revenue recognition. The increase in accounts payable and accrued liabilities was primarily due to an increase in expenditures based on growth in the business and employee contributions under our 2013 ESPP.
Investing Activities
Cash used in investing activities was $265.3 million for the nine months ended September 30, 2017. The cash used for this period was attributable to purchases of investments of $198.1 million and capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements of $43.2 million. Cash used in investing activities was also impacted by the $24.0 million, net of cash acquired, used to purchase ClearGraph, a privately-held Delaware Corporation.
Cash used in investing activities was $58.7 million for the nine months ended September 30, 2016. The cash used for this period was attributable to the $16.4 million we paid on March 1, 2016 to acquire HyPer, a high-performance main-memory database system, and $42.3 million in capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.

Financing Activities
Net cash used in financing activities was $35.7 million for the nine months ended September 30, 2017 as the result of repurchases of common stock under our stock repurchase program of $60.0 million, partially offset by proceeds of $10.7 million from the exercise of stock options and $13.6 million from the purchases of stock under our ESPP.
Net cash provided by financing activities was $21.2 million for the nine months ended September 30, 2016 as a result of proceeds of $9.7 million from the exercise of stock options and $11.5 million from the purchases of stock under our ESPP.
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
During the nine months ended September 30, 2017, we repurchased 979,577 shares of our outstanding Class A common stock at an average price of $61.24 per share for $60.0 million. All repurchases were made in open market transactions using cash on hand and all of the shares repurchased were retired. As of September 30, 2017, we were authorized to repurchase $120.0 million of our Class A common stock under our repurchase program.
Obligations and Commitments
As of September 30, 2017, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2029. See Note 8 to the accompanying notes to the condensed consolidated financial statements for additional information on our operating leases including changes to our principal lease commitments compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Our contractual commitments are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. See Note 8 to the accompanying notes to the condensed consolidated financial statements for additional information on our contractual commitments including changes compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Other than the interest rate risk discussion below, management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2017, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017.
Interest Rate Risk
We had cash equivalents and investments totaling $939.9 million as of September 30, 2017. Cash equivalents and investments were invested primarily in money market funds, corporate bonds, U.S. treasury securities and U.S. agency securities. We hold our cash, cash equivalents and investments for working capital purposes. The primary objective of our investment activities is to preserve principal and maintain liquidity while maximizing total return.
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Our future interest income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because we classify our investments as “available-for-sale,” no gains or losses due to changes in interest rates are recognized in net income unless such investments are sold prior to maturity or declines in fair value are determined to be other-than-temporary. As of September 30, 2017, a hypothetical 25 basis point change to interest rates would not have a material impact on our consolidated financial statements.
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
Our future success will depend in large part on our ability to, among other things:

•	hire, integrate, train and retain skilled talent, including members of our direct sales force and software engineers;

•	maintain and expand our business, including our operations and infrastructure to support our growth, both domestically and internationally;

•	compete with other companies, custom development efforts and open source initiatives that are currently in, or may in the future enter, the market for our software;

•	expand our customer base, both domestically and internationally;

•	successfully manage the transition to a subscription-based business model;

•	renew maintenance and subscription agreements with, and sell additional products to, existing customers;

•	improve the performance and capabilities of our software;

•	maintain high customer satisfaction and ensure quality and timely releases of our products and product enhancements;

•	maintain, expand and support our indirect sales channels and strategic partner network;

•	maintain the quality of our website infrastructure to minimize latency when downloading or utilizing our software;

•	make our software available on public cloud service providers;

•	increase market awareness of our products and enhance our brand; and

•	maintain compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property, international sales and taxation.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this "Risk Factors" section, our business will be adversely affected and our results of operations will suffer.
We may not be able to sustain our revenue growth rate or achieve profitability in the future.
We incurred a net loss in each quarter and for the full year of 2016, as well as the first three quarters of 2017. We expect expenses to continue to increase as we make investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products.
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
This subscription strategy may give rise to a number of risks, including the following:

•	our revenue growth may decline more than anticipated over the short-term as a result of this strategy;

•	if new or current customers desire only perpetual licenses, our subscription sales may lag behind our expectations;

•	the shift to a subscription strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time and access to files once a subscription has expired;

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
Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, some of which are outside of our control, such as:

•
the timing of satisfying revenue recognition criteria, particularly with regard to large enterprise license agreements and other sales transactions, as well as the transition from perpetual license transactions, which generally result in up-front revenue recognition, to subscription and term-based license transactions, which generally result in more ratable revenue, recognized over a period of time;

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
Our future growth also depends upon expanding sales of our products to and renewing license and maintenance agreements with existing customers and their organizations. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in expanding sales to existing customers and additional revenues. If our expansion sales efforts to our customers are not successful, our business would suffer. Moreover, while most of our software is currently licensed and sold under perpetual license agreements, we also enter into term and subscription license agreements with our customers. Due to the differences in revenue recognition principles, applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variations in the revenue we recognize in a given period. In addition, all of our maintenance and support agreements are sold on a term basis. In order for us to grow our revenues and increase profitability, it is important that our existing customers renew their maintenance and support agreements and their term licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance and support contracts with us after the initial terms have expired. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers' spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenues may decline.
We derive substantially all of our revenues from a limited number of software products.
We currently derive and expect to continue to derive substantially all of our revenues from our Tableau Desktop, Tableau Server and Tableau Online software products. As such, the continued growth in market demand of these software products is critical to our continued success. Demand for our software is affected by a number of factors, including continued market acceptance of our products, the timing of development and release of new products by our competitors, price or product packaging changes by us or by our competitors, technological change, growth or contraction in the traditional and expanding business analytics market and general economic conditions and trends. If our competitors offer products or functionality similar to ours at more attractive prices, we may have to reduce our prices, which may cause our revenues to decline. Further, if we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, results of operations, financial condition and growth prospects will be materially and adversely affected.
Our success depends on increasing the number and value of enterprise sales transactions, which typically involve a longer sales cycle, greater deployment challenges and additional support and services than sales to individual purchasers of our products.
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. During the nine months ended September 30, 2017, we closed 1,003 sales transactions greater than $100,000 compared to 960 sales transactions greater than $100,000 in the nine months ended September 30, 2016, representing a 4% increase in the number of transactions. We anticipate that the quantity of sales transactions greater than $100,000 will continue to fluctuate on a quarter by quarter basis. These larger transactions may involve significant customer negotiation and are typically completed near the end of the quarter. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. Events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 70% of our total revenues in the nine months ended September 30, 2017 was derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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
As of September 30, 2017, we had 26 issued U.S. patents covering our technology and 56 patent applications pending for examination in the United States. We also had nine pending patent applications internationally as of September 30, 2017 including filings at the European Patent Office and in Canada and Australia. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
Adverse economic or market conditions may harm our business or impact our investment portfolio
We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events that affect global financial markets. A significant part of our investment portfolio comprises U.S. government securities. If global credit and equity markets decline for long periods, or if there is a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt, our investment portfolio may be adversely affected and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results.
Risks Related to Ownership of Our Class A Common Stock
Our stock price has been and will likely continue to be volatile or may decline regardless of our operating performance, resulting in the potential for substantial losses for our stockholders.
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock's daily closing price on the New York Stock Exchange has ranged from $37.22 to $128.74 through November 2, 2017. On November 2, 2017, the closing price of our Class A common stock was $82.17.
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
In addition, as of September 30, 2017, we had options outstanding that, if fully exercised, would result in the issuance of approximately 0.2 million and 3.0 million shares of Class A and Class B common stock, respectively. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2017, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 71% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
Our share repurchase program may not achieve its objective to enhance long-term stockholder value and could increase the volatility of our stock price.
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. As of September 30, 2017, we had repurchased and retired 1,426,094 shares of our Class A common stock for a total of $80.0 million. We cannot guarantee that our repurchase program will enhance long-term stockholder value. For example, the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program's effectiveness. Our repurchases of common stock could also affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, the program does not obligate us to repurchase any dollar amount or number of shares of common stock and may be modified, suspended or discontinued at any time, and any of which could cause the market price of our stock to decline.
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

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
The following table sets forth for the indicated period, share repurchases of our Class A common stock.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2017 - January 31, 2017	—	$—	—	$179,991
February 1, 2017 - February 28, 2017	107,000	$53.12	107,000	$174,308
March 1, 2017 - March 31, 2017	276,411	$51.82	276,411	$159,983
April 1, 2017 - April 30, 2017	—	$—	—	$159,983
May 1, 2017 - May 31, 2017	124,500	$62.92	124,500	$152,150
June 1, 2017 - June 30, 2017	195,175	$62.37	195,175	$139,977
July 1, 2017 - July 31, 2017	—	$—	—	$139,977
August 1, 2017 - August 31, 2017	92,514	$72.08	92,514	$133,309
September 1, 2017 - September 30, 2017	183,977	$72.31	183,977	$120,005
(1) All repurchases were made as part of our publicly announced stock repurchase program. On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. For further information regarding our stock repurchase program, see Note 5 to the accompanying notes to the condensed consolidated financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November 2017.

TABLEAU SOFTWARE, INC.
By: /s/ Thomas E. Walker, Jr.

Thomas E. Walker, Jr.
Chief Financial Officer (principal
financial and accounting officer
and duly authorized signatory)