Form 10-K
period 2017-12-31
Tableau Software Inc
filed 2018-02-26
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates of the Registrant on June 30, 2017, based on the closing price of $61.27 for shares of the Registrant's Class A common stock as reported by the New York Stock Exchange for such date, was approximately $3.8 billion. The Registrant assumed a stockholder was an affiliate of the Registrant at June 30, 2017 if such stockholder (i) beneficially owned 10% or more of the Registrant's capital stock (on an as-converted basis), as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the Registrant, at June 30, 2017. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2018, there were approximately 67,902,696 shares of the Registrant's Class A common stock and 13,633,546 shares of the Registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2018. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year ended December 31, 2017.

TABLEAU SOFTWARE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2017

PART I.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and section 27A of the Securities Act of 1933, as amended. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "seek" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the "Risk Factors" section of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
As used in this report, the terms "Tableau," "Registrant," "Company," "we," "us" and "our" mean Tableau Software, Inc. and its subsidiaries unless the context indicates otherwise.
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
Our software is designed for anyone with data and questions. We are democratizing the use of business analytics software by allowing people to access information, perform analysis and share results without assistance from technical specialists. By putting powerful, self-service analytical technology directly into the hands of people who make decisions with data, we seek to accelerate the pace of informed and intelligent decision-making. We believe this enables our customers to create better workplaces, with happier employees who are empowered to fully express their ingenuity and creativity.
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions and non-profits. Organizations employ our products in a broad range of use cases such as increasing sales, streamlining operations, improving customer service, managing investments, assessing quality and safety, studying and treating diseases, completing academic research, addressing environmental problems and improving education. Our products are flexible and capable enough to help a single user on a laptop analyze data from a simple spreadsheet, or to enable tens of thousands of users across an enterprise to execute complex queries against large and complex data sets.

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

•
Hybrid Data Architecture—Our Hybrid Data Architecture combines the power and flexibility of our Live Query technology and Hyper, our new in-memory data engine technology. Our Live Query technology allows users to instantaneously connect to large volumes of data in its existing format and location, including databases and cloud applications. This capability allows customers to leverage investments in their existing data platforms and to capitalize on the capabilities of high performance databases. Hyper, our in-memory data engine technology, is designed for fast data ingestion and analytical query processing on large or complex data sets. With enhanced extract creation and refresh performance, customers can choose to extract their data based on the needs of the business without concern for scheduling limitations or data volumes. Our Hybrid Data Architecture gives users the flexibility to access and analyze data from diverse sources and locations, while optimizing speed and performance for each source.

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
As of December 31, 2017, we had over 70,000 customer accounts across a broad array of company sizes and industries. Some of our largest customers include Bank of America, ExxonMobil, Honeywell, Johnson & Johnson and various United States ("U.S.") Government Agencies. In addition, we have cultivated strong relationships with technology partners to help us extend the reach of our products. These partners include database vendors such as Amazon.com, Inc., Cloudera, Inc., Google Inc., International Business Machines Corporation ("IBM"), Microsoft Corporation, Oracle Corporation, Snowflake and Teradata Corporation.
For the years ended December 31, 2017, 2016 and 2015, our total revenues were $877.1 million, $826.9 million and $653.6 million, respectively. We had net losses of $185.6 million, $144.4 million and $83.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
We have generated positive cash flow from operating activities of $226.9 million, $177.3 million and $142.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash flows from operating activities for the years ended December 31, 2016 and 2015 each reflect retrospective adjustments made related to our adoption of Accounting Standards Update ("ASU") 2016-09 in the first quarter for 2017. Our adoption of ASU 2016-09 is described later in this report.
Growth Strategy
Our mission to help people see and understand data presents a broad market opportunity. We intend to continue to invest in a number of growth initiatives to allow us to pursue our mission. Our strategies for growth include:

•
Expand our customer base—We operate in a rapidly growing analytics and business intelligence software market. We believe that Tableau is well positioned in the market to expand our present customer base of over 70,000 customer accounts. We are expanding our online and offline marketing efforts to increase our brand awareness. We are also making investments in growing both our direct sales teams and indirect sales channels.

•
Further penetrate our existing customer base—We intend to continue to increase adoption of our products within and across our existing customer base, as they expand the number of users and develop new use cases for our products in the enterprise. Our sales and marketing strategy and focus on customer success help our customers identify and pursue new use cases within their organizations. As this expansion occurs, we believe that our products will also increasingly supplant incumbent legacy platforms to become the standard platform for analytics and business intelligence for our customers.

•
Grow internationally—With approximately 31% of our total revenues generated outside the United States and Canada in the year ended December 31, 2017, we believe there is significant opportunity to grow our international business. Our products currently support eight languages, and we are expanding our direct sales force and indirect sales channels outside the United States. We have international operations in Australia, Canada, China, France, Germany, India, Ireland, Japan, Singapore and the United Kingdom, and we intend to invest in further expanding our footprint in these and other regions.

•
Relentlessly innovate and advance our products—We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. Building on our foundational technology innovations, we continue to expand and improve our feature set and capabilities. Our most recent release in January 2018, Tableau 10.5, included Hyper, our new in-memory data engine technology designed for fast data ingestion and analytical query processing on large or complex data sets, and Tableau Server on Linux, which enables customers to combine Tableau's analytics platform with Linux's enterprise capabilities. We plan to continue to invest in research and development, including hiring top technical talent, focusing on core technology innovation and maintaining an agile organization that supports rapid release cycles. We intend to focus on further developing our cloud capabilities, offering faster data analysis, continuing to enhance our self-service platform and making data preparation easier.

•
Extend our distribution channels and partner ecosystem—We plan to continue investing in distribution channels, technology partners and other strategic relationships to help us enter and grow in new markets while complementing our direct sales efforts. We are actively growing our indirect channels, particularly in international markets. Our most important technology partnerships are with database vendors, such as Amazon.com, Inc., Cloudera, Inc., Google Inc., IBM, Microsoft Corporation, Oracle Corporation, Snowflake and Teradata Corporation, with which we have collaborated to develop high performance and optimized connectivity to a broad group of popular data stores. We intend to continue to invest in partnerships that enable us to build and promote complementary capabilities that benefit our customers. We also offer application program interfaces ("APIs") to further empower our developer and original equipment manufacturer ("OEM") partner ecosystem to create applications that embed Tableau functionality.

•
Foster our passionate user community—We benefit from a vibrant and engaged user community. We are investing in initiatives to further expand and energize this group, both online, through our online community site and through events such as our annual customer conferences, including our U.S. Tableau Customer Conference, which had 14,000 registered customers and partners in 2017.

•
Treasure and cultivate our exceptional culture—We believe our culture is a core ingredient of our success. Our employees share a passion for our mission, and our mission stands at the top of a list of eight core cultural values that govern our approach to our business. Our other core values include: teamwork; product leadership; using our own products; respect; honesty; simplicity; and commitment to delighting customers. Our values permeate our organization and drive our identity as a company. For example, we strive to simplify all aspects of our business, including product user interfaces, pricing models, business processes and marketing strategies. Our culture is consistently cited in employee surveys as a key reason for their satisfaction with Tableau, and we have been publicly recognized as one of the best workplaces in the State of Washington.

Products
Our products help people see and understand data. They offer the power and flexibility required to serve a broad range of use cases, from answering questions with small spreadsheets to completing enterprise business intelligence projects involving massive volumes of data. We currently offer four key products: Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a hosted software-as-a-service ("SaaS") version of Tableau Server; and Tableau Public, a free cloud-based platform for analyzing and sharing public data.

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

•
Analytical depth—An important aspect of Tableau Desktop is its ability to marry powerful visualization with deep analytics. Users can filter and sort their data, create sophisticated calculations, drill into underlying information, define sets and cohorts, perform statistical analysis and derive correlations between diverse data sets with agility and relative ease. For example, with a few clicks, users can generate sophisticated forecasting models. This combination of simplicity and usefulness, ease of use and analytical depth is what makes it possible for Tableau Desktop to empower a whole new group of people to become data analysts.

•
Data access—Tableau Desktop lets people access and query a large number of common data sources, from database systems such as Amazon Redshift, Google BigQuery, Hadoop, Microsoft Azure Database, NoSQL, Oracle, Snowflake and SQL Server, to Web applications like Google Analytics and Salesforce, to spreadsheets and files. Users can connect to more than 65 data connectors with a few clicks, without any scripting or programming.

•
Live query—Tableau Desktop translates users' interactions into live queries. As people use the drag-and-drop interface to examine information, they are automatically generating sophisticated queries against their database. Tableau Desktop can generate queries in a range of query languages including Structured Query Language ("SQL"), Multidimensional Expressions ("MDX") and Salesforce Object Query Language ("SOQL"). Each query is optimized for the target platform and its unique performance and analytical characteristics. This live query approach allows customers to leverage their investments in database infrastructure and enables them to take advantage of query-optimized databases.

•
In-memory query—Tableau Desktop contains Hyper, an in-memory data engine technology that can be used for rapid analysis. By extracting data to Hyper, customers can analyze large or complex data sets faster. A core Tableau platform technology, Hyper uses proprietary dynamic code generation and parallelism techniques to achieve fast performance for extract creation and query execution.

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

Tableau Server
Tableau Server is a powerful business intelligence platform with enterprise-class data governance and scalability. The collaborative features of Tableau Server are designed to foster more sharing of analytics to improve the dissemination of information across an organization and promote improved decision-making. Tableau Server's key capabilities include:

•
Shared content—Tableau Server provides an easy-to-navigate repository of shared visualizations and dashboards within an organization. Any user with appropriate credentials can view, interact, create data-driven alerts, edit and author new visualizations from published data using a Web browser. Users can also view and interact with published visualizations using a mobile device or tablet. The ability to publish dashboards and easily share impactful visual analysis increases awareness of business data and promotes improved decision-making. In addition, allowing others to interact with an analysis gives them deeper understanding of the information, which leads to an improved grasp on the problem and hence greater confidence in the solution.

•
Shared data—Organizations can use Tableau Server to centrally manage enterprise data sources and metadata enabling knowledge sharing, efficiency, governance and data consistency. Business users or IT professionals can create rich data models, containing calculations, hierarchies, field aliases, sets and groups of interest, and publish them to Tableau Server to be shared across an organization. Others can use these models as a starting point for analysis while extending them to meet their own specific analytical needs. While centralized data models are not a pre-requisite for analysis in Tableau, they provide flexibility and increased productivity while maintaining control and security of data.

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

•
Integration and Embedded Analytics—Tableau Server offers APIs that help developers, customers and partners embed and control our software from portals, websites and other enterprise applications. Our APIs can also be used to construct in-memory databases, upload content and add users to the server programmatically. In addition to APIs, we also offer command line utilities to automate management tasks, and data upload tools to move data rapidly into Tableau Server.

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

Tableau Online
Tableau Online, a hosted SaaS version of Tableau Server, is built on the Tableau Server platform and provides ease of use, speed and availability without requiring customers to manage physical infrastructure. Tableau Online is a fully-hosted solution that can be accessed by clients remotely using Tableau Desktop, a browser or a mobile device. In addition to offering the same capabilities as Tableau Server, Tableau Online's key capabilities include:

•
Hybrid data connectivity—Tableau Online supports both live connectivity and in-memory extracts of cloud databases including Amazon Redshift, Google BigQuery and Microsoft SQL Azure. Users can access real-time data from cloud data sources without requiring data snapshots.

•
On-premises data sync—Tableau Online provides easy syncing of on-premises data such as Microsoft Excel and Oracle to the cloud through the Tableau Bridge feature. This enables customers to keep their data up-to-date.

•
Always up-to-date—Tableau Online includes the latest maintenance releases and versions of Tableau Server. Customers do not need to worry about upgrading their infrastructure or deploying the latest patches.

•	Reliable and scalable—Tableau Online is a SaaS analytics application built on the same enterprise-class architecture of Tableau Server.
Tableau Public
Tableau Public is a free cloud-based offering that is available for anyone to use with public data. This offering allows users of diverse backgrounds, from bloggers and journalists to researchers to government workers, to easily visualize public data on their websites. People who visit these websites can interact with the visualizations and share them via social media.
Using Tableau Public, data can be transformed into interactive graphs, dashboards and maps for the world to see on the Web. For example, a blogger focused on economic issues may want to blog about changes in the U.S. unemployment rate. Using Tableau Public, the blogger can quickly build an interactive visualization using data from the U.S. Bureau of Labor Statistics and embed it in their blog. Every time the blog is viewed, Tableau Public serves up the data as a dynamic visualization.
Tableau Public enables us to test new product features and engage in user research as well as generate greater awareness of Tableau and increase community engagement. In addition to offering most of the features of Tableau Desktop and Tableau Server, Tableau Public offers the following capabilities:

•
Web scale—Tableau Public meets the massive performance requirements of serving dynamic content on top tier websites including media channels, social media and other consumer internet services. Through a combination of proprietary software and optimized hardware, we have designed a highly scalable, multi-tenant, online infrastructure. Our Tableau Public service has reached over 1 billion cumulative views worldwide.

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

Technology
Visual Query Language (VizQL) for Databases
At the heart of Tableau's products is our proprietary and breakthrough technology called VizQL. VizQL is a visual query language for data that simultaneously describes how to query data and how to present it visually. VizQL can deliver dramatic gains in people's ability to see and understand data. We believe VizQL is unique in several important aspects:

•
Extensibility and flexibility—VizQL is a computer language for describing pictures of data, including graphs, charts, maps, time series and tables of visualizations. VizQL unifies these different visual representations into a single framework. Conventional component architectures that underlie reporting packages and charting wizards contain a fixed number of computer procedures, one for each type of picture. VizQL, in contrast, is a language for creating pictures. Each type of picture is a different statement in the language. The extensibility and flexibility of VizQL makes it possible to create a virtually unlimited number of visualizations.

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

•
Defines and controls queries—VizQL procedures define both the resulting picture and the database query. Our Live Query Engine generates efficient queries for external databases of many types from many vendors. VizQL also controls execution of our optimized in-memory data engine technology to perform calculations in real time.

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
Live Query Engine
We have developed a Live Query Engine that interprets abstract queries generated by VizQL into syntax understandable by popular database systems. For instance, our Live Query Engine can compile VizQL statements into optimized SQL and MDX syntax understandable by database systems made by Dell EMC, IBM, Microsoft Corporation, Oracle Corporation, SAP SE, Teradata Corporation and many other database vendors. As a result, our technology provides customers with a way to increase the accessibility, usability and performance of their databases. It also gives them a uniform user interface for interacting with databases of diverse vendors, formats and sizes.
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

We focus on ensuring our software is compatible with popular database platforms and that our live query technology works with the most recent releases of those platforms. Our Live Query Engine is compatible with more than 65 data connectors, including those from the top five database vendors in the world.
We believe the size of the data that our customers analyze continues to grow. We will continue to develop our live query technology with the goal of empowering our users to have complete access to any data stored anywhere.
Hyper
Hyper is a high-performance in-memory data engine technology that helps customers analyze large or complex data sets by efficiently evaluating analytical queries directly in the transactional database. A core Tableau platform technology, Hyper uses proprietary dynamic code generation and cutting-edge parallelism techniques to achieve fast performance for extract creation and query execution. Hyper provides users with the following benefits:

•
Column-based storage—Transactions and analytical queries are processed on the same column store, with no post-processing needed after data ingestion. This reduces stale data and minimizes the connection gap between specialized systems. Hyper's unique approach allows a true combination of read-and write-heavy workloads in a single system, providing fast extract creation without sacrificing fast query performance.

•
Dynamic code generation—Hyper uses a just-in-time compilation execution model. Hyper optimizes and compiles queries into custom machine code to make better use of the underlying hardware. The end result is better utilization of modern hardware for faster query execution.

•
Morsel-driven parallelization—Hyper includes a parallelization model that is based on very small units of work ("morsels"). These morsels are assigned efficiently across all available cores, allowing Hyper to more efficiently account for differences in core speed. This translates into more efficient hardware utilization and faster performance.

By importing data into Hyper, our customers can get many of the benefits of a fast database without the complication, cost and delay of a new investment in databases systems. Hyper is designed to be used on commodity hardware common in enterprise organizations today.
Hybrid Data Architecture
We have designed our Live Query technology and in-memory data engine technology to work in harmony. This hybrid approach gives customers flexibility and power. For instance, customers can use our in-memory data engine to import a sample of data from a large database, and then after designing an initial visualization that answers a question, run the visualization against the entire database using the live query option. As another example of the hybrid approach, customers can integrate live data with in-memory data in a single visualization or dashboard. Both of these examples can be achieved by business users without any programming or scripting.
Information about Segments and Geographic Revenue
Information about segments and geographic revenue is set forth in Note 12 of the notes to the consolidated financial statements included elsewhere in this report.
Seasonality
We generally experience seasonal fluctuations in demand for our products and services. Our quarterly sales are impacted by industry buying patterns. As a result, our sales have generally been highest in the fourth quarter of a calendar year and lowest in the first quarter.

Customers
Our software is designed for anyone with data and questions. Our customers range from the largest corporations in the world to sole proprietors. Tableau's ease of installation and maintenance provides the flexibility to be deployed by individuals, departments or as an enterprise-wide platform. We provide our products to organizations in various industries, including business services, energy and telecommunications, financial services, life sciences and healthcare, manufacturing and technology, media and entertainment, public sector and education, and retail, consumer and distribution.
We continue to expand our customer base. As of December 31, 2017, we had over 70,000 customer accounts compared to over 54,000 as of December 31, 2016 and over 39,000 as of December 31, 2015. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts. No individual customer represented more than 10% of our total revenues in 2017, 2016 or 2015.
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
Our online community currently offers:

•	knowledge bases, forums and repositories that help users learn about topics of interest, ask questions and share insights;

•	groups, a mechanism that allows users to connect based on geographical location or industry affiliation;

•	ideas, an avenue to share product suggestions;

•	Viz Talk, designed to let users share and discuss interesting data visualizations;

•	blogs; and

•	other news.
We also organize events to engage with our customers and foster our user community. Our seminal event is our annual U.S. Tableau Customer Conference. At this event, our customers have the opportunity to network and connect, learn best practices, attend training sessions, and present their questions and suggestions directly to our software developers, executives and other employees. In 2017, our international offering, Tableau Conference on Tour, included events in Tokyo, Japan; London, United Kingdom; and Berlin, Germany. Finally, many of our customers form local user groups that meet periodically to discuss and share experiences using our products.
Culture and Employees
Our culture is fundamental to our success and we embrace and cultivate it with pride. Eight core values define our culture and govern our approach to business. These consist of teamwork, product leadership, using our own products, respect, honesty, simplicity and commitment to delighting our customers, as well as our mission to help people see and understand data.
We view our employees as partners in creating a great work environment, and we take a long-term approach to their recruitment, development and retention. As a result of our careful hiring choices, we believe our company is populated by smart, respectful people grounded in humility.
As of December 31, 2017, we had 3,489 full-time employees globally. We also engage temporary employees and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Sales and Marketing
Our sales and marketing teams collaborate to create market awareness and demand, to build a robust sales pipeline and to ensure customer success that drives revenue growth.
Sales
Our sales efforts are built on a business model that is designed to capitalize on the ease of use, low up-front cost, flexible deployment and collaborative capabilities of our software. To facilitate rapid adoption of our products, we provide fully-functional free trial versions of our products on our website and offer a flexible pricing model. After an initial trial or purchase, which is often made to target a specific business need at a grassroots level within an organization, the use of our products often spreads across departments, divisions and geographies, via word-of-mouth, discovery of new use cases and our sales efforts.
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
We also sell our products through indirect sales channels including technology vendors, resellers and OEMs and independent software vendors ("ISV") partners. These channels provide additional sales coverage, solution-based selling, services and training throughout the world. Our channel program is led by a dedicated sales team and provides training, certification and sales resources to our partners. As of December 31, 2017, less than 10% of our sales team focused on indirect sales channels. We plan to continue to invest in our partner programs to help us enter and grow in new markets while complementing our direct sales efforts.
Our sales organization also includes professional services and training teams that work with customers of all sizes to support implementations and increase adoption. These efforts include in person and phone-based engagements, webinars, in-person training and free on-demand training.

Marketing
Our marketing efforts focus on establishing and enhancing our brand, generating awareness of our products, creating leads and cultivating the Tableau community. The marketing team consists primarily of marketing operations, demand generation, enterprise marketing, product marketing, programs, field events, channel marketing, corporate communications and visual design teams. We leverage both online and offline marketing channels such as events and trade shows, seminars and webinars, third-party analyst reports, whitepapers, case studies, blogs, search engines and email marketing. A central focus for the marketing team is to drive free product trials and encourage use of our free online training, an integral part of our customer acquisition process. Our marketing team is responsible for the logistics of hosting various events, including our annual customer conferences and regional events, as well as providing Web-based community tools and supporting customer-driven user groups.
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
Technology Vendors
Our most important technology partnerships are with data platform vendors. We collaborate with these vendors to build high performance connectivity to their data sources. We have more than 65 data connectors to popular data platforms from vendors such as Amazon.com, Inc., Cloudera, Inc., IBM, Microsoft Corporation, Oracle Corporation, Salesforce, SAP SE and Teradata Corporation. In addition, some of our technology partners, such as Teradata Corporation, are resellers of our products.
Resellers/VARs
Most of our indirect sales are through resellers. In certain international markets, we rely more heavily on resellers than we do in the United States. Our reseller program is designed to support business growth, help generate new opportunities, optimize customer experience and care, increase profitability and close deals more quickly. We partner with value-added resellers ("VARs"), who provide vertical expertise and technical advice in addition to reselling or bundling our software. We qualify our partners carefully to help ensure that each has the necessary capabilities and technical expertise to allow us to deliver even greater value to our customers.
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
Research and Development
We invest substantial resources in research and development to drive core technology innovation and to bring new products and product enhancements to market. Our research and development organization, primarily located in the U.S., is predominantly responsible for design, development, testing and certification of our products and core technologies. Our mission-driven culture empowers our employees to take ownership and personal pride in building our products. We work hard to create an environment that satisfies our talents and intellectual curiosities while promoting the development of broadly impactful and transformative technologies.
We have historically targeted major product releases on an annual cycle. In addition, we also provide maintenance releases with bug fixes and incremental functionality, if and when they become available. Our release cycles enable us to be responsive to customers by delivering new functionality on a frequent basis. We establish priorities for our organization by collaborating closely with our customers, community and employees. We use our products across all business functions at Tableau, from customer support to finance to sales and marketing to human resources, and every employee is encouraged to test and provide feedback.

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
Research and development expenses were $334.1 million, $302.8 million and $204.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
As of December 31, 2017, we had 30 issued U.S. patents directed to our technology and 60 pending patent applications in the United States. We also had nine pending patent applications internationally as of December 31, 2017 with filings at the European Patent Office and in Canada and Australia. We own registered trademarks for Tableau, Tableau Software, the Tableau Logo, the Tableau Software Logo, Tableau Doctor, VizQL, Show Me!, and Data In. Brilliance Out. in the United States. We also own trademark registrations for Tableau, Tableau Software, the Tableau Logo, the Tableau Software Logo, VizQL, and Show Me! in Canada, China, and Japan; Tableau Software, the Tableau Logo, the Tableau Software Logo, Tableau Doctor, VizQL and Show Me! in the European Union; Tableau, Tableau Software, the Tableau Logo, the Tableau Software Logo, and VizQL in Australia, Korea, and Mexico; Tableau, the Tableau Logo, VizQL, and Show Me! in Norway; TABLEAUSOFTWARE, the Tableau Software Logo, and VIZQL in Brazil; Tableau, the Tableau Logo, and VizQL in Chile; Tableau, the Tableau Logo, and VizQL in Hong Kong; Tableau and the Tableau Software Logo in India; Tableau in South Africa; Tableau Doctor in the United Kingdom; and Tableau, the Tableau Logo, VizQL, and ShowMe! in Switzerland. Such registered trademarks will expire unless renewed at various times in the future.
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
Our future success will depend in large part on our ability to, among other things:

•	hire, integrate, train and retain skilled talent, including members of our direct sales force and software engineers;

•	maintain and expand our business, including our operations and infrastructure to support our growth, both domestically and internationally;

•	increase the number and value of enterprise sales transactions;

•	manage the transition to a subscription-based business model successfully;

•	compete with other companies, custom development efforts and open source initiatives that are currently in, or may in the future enter, the market for our software;

•	maintain and improve the security of our technology and infrastructure;

•	expand our customer base, both domestically and internationally;

•	renew maintenance and subscription agreements with, and sell additional products to, existing customers;

•	improve the performance and capabilities of our software;

•	price and package our product and service offerings successfully;

•	maintain high customer satisfaction and ensure quality and timely releases of our products and product enhancements;

•	maintain, expand and support our indirect sales channels and strategic partner network;

•	maintain the quality of our website infrastructure to minimize latency when downloading or utilizing our software;

•	make our software available on public cloud service providers;

•	increase market awareness of our products and enhance our brand; and

•	maintain compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property, international sales and taxation.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this "Risk Factors" section, our business will be adversely affected and our results of operations will suffer.
We may not be able to sustain our revenue growth rate or achieve profitability in the future.
We incurred a net loss in each quarter of 2015, 2016 and 2017. We expect expenses to continue to increase as we make investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products.

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
We are currently transitioning to a more subscription-based business model and during 2017 announced new subscription pricing for all of our products. It is uncertain whether this transition will prove successful or whether we will be able to develop this business model more quickly than our competitors. Market acceptance of our product and service offerings will be dependent on our ability (1) to include functionality and usability that address our customers' requirements, and (2) to optimally price our products in light of marketplace conditions, our costs and customer demand. This transition may have negative revenue implications. If we are unable to respond to these competitive factors, our business could be harmed.
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

•
we may be unsuccessful in maintaining or implementing our target pricing or new pricing models, product adoption and projected renewal rates, or we may select a target price or new pricing model that is not optimal and could negatively affect our sales or earnings;

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
Our future success depends in large part on the continued contributions of our senior management and other key personnel. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our products and our strategic direction. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. On February 1, 2018, we announced that Tom Walker, Chief Financial Officer, had resigned effective as of that date, and Damon Fletcher, Senior Vice President, Finance, had been appointed as Interim Chief Financial Officer. We are currently conducting a search for a permanent Chief Financial Officer, including consideration of internal and external candidates. If we do not successfully manage this or any similar future transition, it could impede or negatively impact our business operations and strategic direction including our sales execution, marketing and product development planning and implementation process. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business. We do not maintain "key person" insurance for any member of our senior management team or any of our other key employees.
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
Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, some of which are outside of our control, such as:

•
the timing of satisfying revenue recognition criteria, particularly with regard to large enterprise license agreements and other sales transactions, and as a result of our adoption of ASC 606 on January 1, 2018;

•
the transition from perpetual license transactions, which generally result in up-front revenue recognition, to subscription license transactions, which generally result in more ratable revenue, recognized over a period of time;

•	the expansion of our customer base;

•	the renewal of maintenance agreements with, and sales of additional products to, existing customers;

•	seasonal variations in our sales, which have generally historically been highest in the fourth quarter of a calendar year and lowest in the first quarter;

•	the size, timing and terms of our perpetual license sales to both existing and new customers;

•	changes in the mix of term and subscription license sales versus perpetual license sales;

•	the mix of direct sales versus sales through our indirect sales channels;

•	the introduction of products and product enhancements by existing competitors or new entrants into our market, and changes in pricing for products offered by us or our competitors;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	changes in customers' budgets;

•	customer acceptance of and willingness to pay for new versions of our products;

•	seasonal variations related to sales and marketing and other activities, such as expenses related to our annual customer conferences; and

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.
Additional factors include:

•	costs related to the hiring, training and maintenance of our direct sales force;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	our ability to control costs, including our operating expenses;

•	the effect of changes in tax law, such as the effect of the Tax Cuts and Jobs Act that was enacted on December 22, 2017; and

•	fluctuations in our effective tax rate.
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

Our future growth also depends upon expanding sales of our products to and renewing license and maintenance agreements with existing customers and their organizations. This includes customers of all sizes and scales. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in expanding sales to existing customers and additional revenues. If our expansion sales efforts to our customers are not successful, our business would suffer. Our software is currently licensed and sold under perpetual, term and subscription license agreements, and we are currently transitioning to a more subscription-based business model. Due to the differences in revenue recognition principles applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variations in the revenue we recognize in a given period. In addition, all of our maintenance and support agreements are sold on a term basis. In order for us to grow our revenues and increase profitability, it is important that our existing customers renew their maintenance and support agreements and their term licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance and support contracts with us after the initial terms have expired. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers' spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenues may decline.
Our success depends on increasing the number and value of enterprise sales transactions, which typically involve a longer sales cycle, greater deployment challenges and additional support and services than sales to individual purchasers of our products.
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. During 2017, we closed 1,593 sales transactions greater than $100,000 compared to 1,549 sales transactions greater than $100,000 in 2016, representing a 3% increase in the number of transactions. This metric has been, and we expect will continue to be, impacted by our transition to a more subscription-based business model as the unit sales price of each subscription license is lower than a comparable perpetual license. We anticipate that the quantity of sales transactions greater than $100,000 will continue to fluctuate on a quarter by quarter basis. These larger transactions may involve significant customer negotiation and are typically completed near the end of the quarter. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. Events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
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
We currently derive and expect to continue to derive substantially all of our revenues from our Tableau Desktop, Tableau Server and Tableau Online software products. As such, the continued growth in market demand of these software products is critical to our continued success. Demand for our software is affected by a number of factors, including continued market acceptance of our products, the timing of development and release of new products by our competitors, price or product packaging changes by us or by our competitors, technological change, growth or contraction in the traditional and expanding business analytics market and general economic conditions and trends. If our competitors offer products or functionality similar to ours at more attractive prices, we may have to reduce our prices, which may cause our revenues to decline. Further, if we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, or we cannot successfully meet our customers' needs or innovate on their needs timely, our business, results of operations, financial condition and growth prospects will be materially and adversely affected.
If our new products and product enhancements do not achieve sufficient market acceptance, our results of operations and competitive position will suffer.
We spend substantial amounts of time and money to research and develop new software and enhanced versions of our existing software to incorporate additional features, improve functionality, function in concert with new technologies or changes to existing technologies and allow our customers to analyze a wide range of data sources. For example, we recently released Hyper, our new in-memory data engine, which was a significant upgrade to our existing Hybrid Data Architecture. When we develop a new product or an enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, such as Hyper, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market.
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
A wide variety of local, state, national and international laws, directives and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance and business. Changing definitions of personal data and personal information, within the European Union, the United States and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. For example, the European Union adopted a new law governing data practices and privacy called the General Data Protection Regulation ("GDPR"), which becomes effective May 25, 2018. The law creates a range of new compliance obligations, which could cause us to change our business practices, and will increase financial penalties for noncompliance significantly.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 69% of our total revenues in the year ended December 31, 2017 was derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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
As of December 31, 2017, we had 30 issued U.S. patents covering our technology and 60 patent applications pending for examination in the United States. We also had nine pending patent applications internationally as of December 31, 2017 including filings at the European Patent Office and in Canada and Australia. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
Recently enacted U.S. tax legislation will significantly change the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-sourced earnings. The legislation is unclear in some respects and will require interpretations and implementing regulations by the IRS as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. Any changes to or the reform of current U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. While the impact of our accumulated foreign earnings to date is not significant, this may change in the future. In addition, due to the expansion of our international business activities, the foregoing changes in the U.S. taxation of such activities and any future changes may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
Our international operations subject us to potentially adverse tax consequences.
We generally conduct our international operations through wholly-owned subsidiaries, branches and representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure is aligned with our international operations, with many of our international subsidiaries held by our wholly-owned subsidiary in Ireland, which provides order processing and technical and administrative support to all of our international operations, except for those in Canada and Japan. Such corporate structures are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in the relevant tax laws, interpretation of such tax laws or the influence of tax policy around the world. In addition, our future income tax rates could be adversely affected by lower than anticipated earnings in jurisdictions that have lower statutory tax rates and higher than anticipated earnings in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations or accounting principles. For example, we have and may in the future incur losses in certain international subsidiaries that could result in an effective tax rate that is significantly higher than the U.S. statutory tax rate.
Our tax rate may vary significantly depending on our stock price.
The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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
We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation or changes by the Financial Accounting Standards Board ("FASB") and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. Examples of new accounting pronouncements include ASU 2014-09 related to revenue recognition and ASU 2016-02 related to lease accounting. For example, as further discussed in Note 2 to the accompanying notes to the consolidated financial statements, ASU 2014-09 will change the way we recognize revenue and will impact the timing of revenue recognition related to our on-premises term license agreements. We are finalizing our evaluation of the impact that the adoption of the standard will have on our consolidated financial statements. We will adopt this standard effective January 1, 2018 on a modified retrospective basis, which will have a significant impact on our results for future periods as compared to prior periods. These or other changes to existing rules may harm our operating results.
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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock's daily closing price on the New York Stock Exchange has ranged from $37.22 to $128.74 through February 21, 2018. On February 21, 2018, the closing price of our Class A common stock was $82.16.
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
In addition, as of December 31, 2017, we had options outstanding that, if fully exercised, would result in the issuance of approximately 0.1 million and 2.9 million shares of Class A and Class B common stock, respectively. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2017, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 69% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. As of December 31, 2017, we had repurchased and retired 1,710,945 shares of our Class A common stock for a total of $100.0 million. We cannot guarantee that our repurchase program will enhance long-term stockholder value. For example, the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program's effectiveness. Our repurchases of common stock could also affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, the program does not obligate us to repurchase any dollar amount or number of shares of common stock and may be modified, suspended or discontinued at any time, and any of which could cause the market price of our stock to decline.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
Our principal executive offices are located in Seattle, Washington. We also lease additional space in Kirkland, Washington; Palo Alto, California; Austin, Texas; Washington, D.C.; New York City, New York; Vancouver, Canada; London, United Kingdom; Beijing, China; Shanghai, China; Singapore; Tokyo, Japan; Sydney, Australia; Melbourne, Australia; Dublin, Ireland; Paris, France; Frankfurt, Germany; and Munich, Germany. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
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
The following table sets forth for the indicated periods the high and low sales prices of our Class A common stock as reported by the New York Stock Exchange:

	2016
	High	Low
First Quarter	$94.72	$36.60
Second Quarter	56.29	43.83
Third Quarter	62.53	47.77
Fourth Quarter	56.23	41.41
	2017
	High	Low
First Quarter	$57.30	$41.65
Second Quarter	67.10	49.24
Third Quarter	76.30	60.43
Fourth Quarter	82.32	68.37
Our Class B common stock is not listed or traded on any stock exchange.

Issuer Purchases of Equity Securities
The following table sets forth for the indicated period, share repurchases of our Class A common stock.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2017 - January 31, 2017	—	$—	—	$179,991
February 1, 2017 - February 28, 2017	107,000	53.12	107,000	174,308
March 1, 2017 - March 31, 2017	276,411	51.82	276,411	159,983
April 1, 2017 - April 30, 2017	—	—	—	159,983
May 1, 2017 - May 31, 2017	124,500	62.92	124,500	152,150
June 1, 2017 - June 30, 2017	195,175	62.37	195,175	139,977
July 1, 2017 - July 31, 2017	—	—	—	139,977
August 1, 2017 - August 31, 2017	92,514	72.08	92,514	133,309
September 1, 2017 - September 30, 2017	183,977	72.31	183,977	120,005
October 1, 2017 - October 31, 2017	—	—	—	120,005
November 1, 2017 - November 30, 2017	227,933	70.22	227,933	104,001
December 1, 2017 - December 31, 2017	56,918	70.30	56,918	100,000
(1) All repurchases were made as part of our publicly announced stock repurchase program. On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. For further information regarding our stock repurchase program, see Note 8 to the accompanying notes to the consolidated financial statements of this Annual Report on Form 10-K.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation of our business and to repurchase shares and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.
Stockholders
As of February 21, 2018, there were seven stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 13 stockholders of record of our Class B common stock.
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
The closing price of our Class A common stock on December 29, 2017, the last business day of our 2017 fiscal year, was $69.20 per share.

Company/Index	Base Period 5/17/13	6/30/13	12/31/13	6/30/14	12/31/14	6/30/15	12/31/15	6/30/16	12/31/16	6/30/17	12/31/17
Tableau Software, Inc.	$100.00	$109.20	$135.82	$140.55	$167.01	$227.19	$185.66	$96.39	$83.05	$120.73	$136.35
NASDAQ Composite	100.00	102.17	126.83	134.99	145.15	153.74	155.22	151.13	167.63	192.34	216.98
NASDAQ Computer & Data Processing	100.00	103.24	131.49	140.19	150.55	155.41	180.71	178.35	195.09	234.31	273.83

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2017 and 2016 and the consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2015, 2014 and 2013 and the consolidated statement of operations for the years ended December 31, 2014 and 2013 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
License	$429,204	$481,659	$423,766	$279,944	$159,930
Maintenance and services	447,855	345,284	229,821	132,672	72,510
Total revenues	877,059	826,943	653,587	412,616	232,440
Cost of revenues
License	13,534	7,003	3,852	1,211	740
Maintenance and services	100,025	92,087	69,833	35,774	17,784
Total cost of revenues (1)	113,559	99,090	73,685	36,985	18,524
Gross profit	763,500	727,853	579,902	375,631	213,916
Operating expenses
Sales and marketing (1)	517,446	476,506	356,723	216,672	123,573
Research and development (1)	334,148	302,759	204,131	110,923	60,769
General and administrative (1)	102,871	88,149	71,078	41,712	25,905
Total operating expenses	954,465	867,414	631,932	369,307	210,247
Operating income (loss)	(190,965)	(139,561)	(52,030)	6,324	3,669
Other income (expense), net	12,266	2,134	1,223	858	(804)
Income (loss) before income tax expense (benefit)	(178,699)	(137,427)	(50,807)	7,182	2,865
Income tax expense (benefit)	6,861	7,022	32,893	1,309	(4,211)
Net income (loss)	$(185,560)	$(144,449)	$(83,700)	$5,873	$7,076

Net income (loss) per share:
Basic	$(2.35)	$(1.92)	$(1.17)	$0.09	$0.14
Diluted	$(2.35)	$(1.92)	$(1.17)	$0.08	$0.12
Weighted average shares used to compute net income (loss) per share:
Basic	78,869	75,162	71,701	67,591	50,564
Diluted	78,869	75,162	71,701	74,319	59,092

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenues	$11,029	$10,595	$7,031	$2,227	$473
Sales and marketing	74,065	68,411	45,205	18,203	5,429
Research and development	104,280	91,044	55,269	20,794	5,832
General and administrative	20,909	15,662	11,963	5,794	2,723

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$627,878	$908,717	$795,900	$680,613	$252,674
Short-term and long-term investments	375,151	—	—	—	—
Property and equipment, net	106,753	106,637	72,350	45,627	21,338
Working capital	526,489	722,903	672,138	629,987	227,892
Total assets	1,398,795	1,287,199	1,030,711	865,662	354,927
Deferred revenue, including long-term portion	447,484	312,473	198,511	129,810	69,554
Total liabilities	645,172	495,351	296,766	193,656	110,267
Total stockholders' equity	753,623	791,848	733,945	672,006	244,660

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
Overview
Our mission is to help people see and understand data. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently offer four key products: Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a hosted SaaS version of Tableau Server; and Tableau Public, a free cloud-based platform for analyzing and sharing public data.
We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. We were founded in January 2003 and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010 and our first version of Tableau Online in July 2013. Building on our foundational technology innovations, we continue to expand and improve our feature set and capabilities. Our most recent release in January 2018, Tableau 10.5, included Hyper, our new in-memory data engine technology designed for fast data ingestion and analytical query processing on large or complex data sets, and Tableau Server on Linux, which enables customers to combine Tableau's analytics platform with Linux's enterprise capabilities.
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions and non-profits. As of December 31, 2017, we had over 70,000 customer accounts. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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
We generate revenues primarily from the sale of software licenses and related maintenance agreements. License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. Software license revenues are derived from the sales of perpetual, term and subscription licenses. Revenues from perpetual licenses comprised over 72% of our license revenues for the year ended December 31, 2017. Revenues from term and subscription licenses have increased as a percentage of total revenues in recent periods and include license revenues from Tableau Online, enterprise license agreements, term license sales and OEM arrangements that are all recognized on a ratable basis. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total revenues as demand from our customer base shifts to cloud-based and subscription products and as our customers enter into additional enterprise license agreements. Due to the differences in revenue recognition principles applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variations in the revenue we recognize in a given period. Maintenance and services revenues consist of revenues recognized from the sale of maintenance agreements (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably over the maintenance period. When purchasing a software license, a customer typically also purchases one year of maintenance service and has the opportunity to renew maintenance service annually thereafter. We expect that maintenance and services revenues will continue to become a larger percentage of our total revenues as our customer base grows. In combination with the shifts in term and subscription license sales, we expect that a larger proportion of our total revenues in the future will be recognized from ratable sources, resulting in revenues that are more recurring and predictable. See Note 2 to the consolidated financial statements for additional information related to our adoption of the new revenue recognition standard in 2018.
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
With approximately 31% of our total revenues from customers located outside the United States and Canada in the year ended December 31, 2017, we believe there is significant opportunity to expand our international business. Our products currently support eight languages, and we are expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased license sales in the fourth quarter, as a result of industry buying patterns, has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter.
We continue to expand our customer base. As of December 31, 2017, we had over 70,000 customer accounts compared to over 54,000 customer accounts as of December 31, 2016 and over 39,000 customer accounts as of December 31, 2015. During the years ended December 31, 2017, 2016 and 2015, we closed 1,593, 1,549 and 1,192 sales transactions greater than $100,000, respectively. This metric has been, and we expect will continue to be, impacted by our transition to a more subscription-based business model as the unit sales price of each subscription license is lower than a comparable perpetual license. We anticipate that the quantity of sales transactions greater than $100,000 will continue to fluctuate on a quarter by quarter basis.
We use Subscription Annual Recurring Revenue (“Subscription ARR”) and Total Annual Recurring Revenue (“Total ARR”) to assess the results of our transition to a more subscription-based business model. Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period. Subscription ARR includes term licenses and renewals, subscription enterprise license agreements and Tableau Online subscriptions and renewals, and excludes distribution OEM license agreements and perpetual-style enterprise license agreements. As of December 31, 2017, Subscription ARR was $195.5 million, up from $58.4 million as of December 31, 2016. Total ARR represents the annualized recurring value of all active contracts at the end of a reporting period. Total ARR includes Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period. As of December 31, 2017, Total ARR was $596.2 million, up from $411.2 million as of December 31, 2016.
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
Investment in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase adoption of our products within our existing customer base, both domestically and internationally. Our ability to increase adoption among existing customers is important to our business model. We operate in a rapidly growing analytics and business intelligence software market. We believe that we are well positioned in the market to expand our customer base and to increase adoption of our products within and across our existing customers, including further adoption of our term and subscription software licenses. Our subscription pricing reduces initial investment costs, allowing customers to more easily deploy Tableau at scale. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total revenues as demand from our customer base shifts to cloud-based and subscription products and as our customers enter into additional enterprise license agreements. Due to the differences in revenue recognition principles applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variations in the revenue we recognize in a given period.
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
Components of Operating Results
Revenues
License revenues. License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers. Revenues from perpetual licenses represented over 72% of our license revenues for the year ended December 31, 2017. For perpetual licenses, we generally recognize the license portion of the arrangement upfront, assuming all revenue recognition criteria are satisfied and we have vendor specific objective evidence ("VSOE") of all undelivered elements. Term and subscription licenses, which include Tableau Online, enterprise license agreements, term license sales and OEM arrangements, are recognized ratably, on a straight-line basis, over the term of the license. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total revenues as demand from our customer base shifts to cloud-based and subscription products and as our customers enter into additional enterprise license agreements. Due to the differences in revenue recognition principles applied to perpetual versus term or subscription license sales, shifts in the mix of term and subscription licenses could produce significant variations in the revenue we recognize in a given period. See Note 2 to the consolidated financial statements for additional information related to our adoption of the new revenue recognition standard in 2018.
Maintenance and services revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services and training. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably over the maintenance period. When purchasing a perpetual license, a customer typically also purchases one year of maintenance services and has the opportunity to renew maintenance service annually thereafter. For perpetual license sales, we currently charge approximately 25% of the price of the perpetual license for each year of maintenance service, although this price may vary with regard to large enterprise sales. We measure the aggregate perpetual license maintenance renewal rate for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate is measured three months after the 12-month period ends to account for late renewals. Our aggregate maintenance renewal rate for the 12-month period ended September 30, 2017 was over 90%.
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
Sales and marketing. Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, other marketing and travel-related costs and allocated overhead, which includes facilities-related costs. We expect sales and marketing expenses to continue to increase, in absolute dollars, in 2018 compared to 2017 primarily due to growth in our sales and marketing organization, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating expenses as we continue to expand our business.
Research and development. R&D expenses primarily consist of personnel-related costs attributable to our R&D personnel and contractors, as well as allocated overhead, which includes facilities-related costs. We have devoted our product development efforts primarily to incorporate additional features, improve functionality, support additional languages, develop new products and adapt to new technologies or changes to existing technologies. We expect that our R&D expenses will continue to increase, in absolute dollars, in 2018 compared to 2017 as we increase our R&D headcount to further enhance and develop our products.
General and administrative. General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, legal, human resources and administrative personnel, allocated overhead, which includes facilities-related costs, as well as outsourced legal, accounting and other professional services fees. We expect that general and administrative expenses will continue to increase, in absolute dollars, in 2018 compared to 2017 as we further expand our operations both domestically and internationally.
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
Revenue Recognition
We generate revenues primarily in the form of software license fees and related maintenance and services fees. Software license fees include fees from the sales of perpetual, term and subscription licenses. Maintenance and services fees primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available), training and professional services that are not essential to the functionality of the software.
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
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with authoritative guidance for income taxes. Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. We consider future taxable income, historical operating results and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. A valuation allowance is recorded to reduce our deferred income tax assets to the net amount that we believe is more likely than not to be realized. In the event we determine that we are able to realize our deferred income tax assets in excess of our net recorded amount, we would reduce the valuation allowance associated with the deferred income tax assets in the period the determination is made, which may result in a tax benefit in the statement of operations.
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

We are subject to income taxes in the United States and in numerous foreign jurisdictions. While we believe the positions we have taken are appropriate, we record reserves for taxes to address potential exposures involving tax positions that we believe could be challenged by taxing authorities. We record a benefit on a tax position when we determine that it is more likely than not that the position is sustainable upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50% likelihood of being realized when it is effectively settled. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. We follow the applicable guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition with respect to tax positions. We reflect interest and penalties related to income tax liabilities as a component of income tax expense.
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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenues
License	$429,204	$481,659	$423,766
Maintenance and services	447,855	345,284	229,821
Total revenues	877,059	826,943	653,587
Cost of revenues
License	13,534	7,003	3,852
Maintenance and services	100,025	92,087	69,833
Total cost of revenues (1)	113,559	99,090	73,685
Gross profit	763,500	727,853	579,902
Operating expenses
Sales and marketing (1)	517,446	476,506	356,723
Research and development (1)	334,148	302,759	204,131
General and administrative (1)	102,871	88,149	71,078
Total operating expenses	954,465	867,414	631,932
Operating loss	(190,965)	(139,561)	(52,030)
Other income, net	12,266	2,134	1,223
Loss before income tax expense	(178,699)	(137,427)	(50,807)
Income tax expense	6,861	7,022	32,893
Net loss	$(185,560)	$(144,449)	$(83,700)
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenues	$11,029	$10,595	$7,031
Sales and marketing	74,065	68,411	45,205
Research and development	104,280	91,044	55,269
General and administrative	20,909	15,662	11,963

	Year Ended December 31,
	2017	2016	2015
	(as a percentage of total revenues)
Consolidated Statements of Operations Data:
Revenues
License	48.9%	58.2%	64.8%
Maintenance and services	51.1%	41.8%	35.2%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues
License	1.5%	0.8%	0.6%
Maintenance and services	11.4%	11.1%	10.7%
Total cost of revenues	12.9%	12.0%	11.3%
Gross profit	87.1%	88.0%	88.7%
Operating expenses
Sales and marketing	59.0%	57.6%	54.6%
Research and development	38.1%	36.6%	31.2%
General and administrative	11.7%	10.7%	10.9%
Total operating expenses	108.8%	104.9%	96.7%
Operating loss	(21.8)%	(16.9)%	(8.0)%
Other income, net	1.4%	0.3%	0.2%
Loss before income tax expense	(20.4)%	(16.6)%	(7.8)%
Income tax expense	0.8%	0.8%	5.0%
Net loss	(21.2)%	(17.5)%	(12.8)%
Comparison of Years Ended December 31, 2017, 2016 and 2015
Revenues

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(dollars in thousands)
Revenues
License	$429,204	$481,659	$423,766	(10.9)%	13.7%
Maintenance and services	447,855	345,284	229,821	29.7%	50.2%
Total revenues	$877,059	$826,943	$653,587	6.1%	26.5%
Year ended December 31, 2017 compared to December 31, 2016. Total revenues were $877.1 million for the year ended December 31, 2017 compared to $826.9 million for the year ended December 31, 2016, an increase of $50.1 million. Growth in total revenues was largely related to increased maintenance and services revenues from our growing customer base. For example, we added over 16,100 customer accounts in the year ended December 31, 2017. License revenues were $429.2 million for the year ended December 31, 2017 compared to $481.7 million for the year ended December 31, 2016, a decrease of $52.5 million. The decrease in license revenues was largely related to the changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses. Revenues from term and subscription licenses represented approximately 28% of total license revenues for the year ended December 31, 2017 compared to 10% for the year ended December 31, 2016. License revenues from perpetual license sales are generally recognized upfront whereas license revenues from term and subscription license sales are generally recognized ratably. In addition, unit sales prices for term and subscription licenses are lower than comparable perpetual licenses. Maintenance and services revenues were $447.9 million for the year ended December 31, 2017 compared to $345.3 million for the year ended December 31, 2016, an increase of $102.6 million, driven by our growing customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 31% for the year ended December 31, 2017 from 29% for the year ended December 31, 2016.
Year ended December 31, 2016 compared to December 31, 2015. Total revenues were $826.9 million for the year ended December 31, 2016 compared to $653.6 million for the year ended December 31, 2015, an increase of $173.4 million. Growth in total revenues was largely related to increased demand for our products and services from new and existing customers both domestically and internationally. For example, we added over 15,000 customer accounts in the year ended December 31, 2016. License revenues increased $57.9 million from the year ended December 31, 2015 to the year ended December 31, 2016 due to an increase in the volume of sales transactions. The increased volume of sales transactions was a result of our investment in our products and in our sales and marketing efforts. Over 85% of our license revenues for the year ended December 31, 2016 was attributable to sales of perpetual licenses. The increase in maintenance and service revenues was primarily due to increases in sales of maintenance agreements resulting from the growth of our customer base. Total revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total revenues, to 29% for the year ended December 31, 2016 from 25% for the year ended December 31, 2015.
Cost of Revenues and Gross Margin

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(dollars in thousands)
Cost of revenues
License	$13,534	$7,003	$3,852	93.3%	81.8%
Maintenance and services	100,025	92,087	69,833	8.6%	31.9%
Total cost of revenues	$113,559	$99,090	$73,685	14.6%	34.5%

	Year Ended December 31,
	2017	2016	2015
Gross margin
License	96.8%	98.5%	99.1%
Maintenance and services	77.7%	73.3%	69.6%
Total gross margin	87.1%	88.0%	88.7%
Year ended December 31, 2017 compared to December 31, 2016. Total cost of revenues was $113.6 million for the year ended December 31, 2017 compared to $99.1 million for the year ended December 31, 2016. The increase of $14.5 million was mostly driven by a $9.7 million increase in personnel-related costs to support the delivery of our maintenance and services and to support Tableau Online. Our total number of technical support and services headcount increased to 460 employees as of December 31, 2017 from 405 employees as of December 31, 2016. The remainder of the increase was primarily attributable to a $2.8 million increase in allocated overhead, which includes facilities-related costs. The decrease in total gross margin for the year ended December 31, 2017 as compared to the total gross margin for the year ended December 31, 2016 was primarily due to continued investment in hosting Tableau Online. Gross margin related to maintenance and services revenues improved during 2017 due to scale. The expansion of our customer base has resulted in a higher growth rate for maintenance and services revenues as compared to the costs to support our maintenance and services revenues.
Year ended December 31, 2016 compared to December 31, 2015. Total cost of revenues was $99.1 million for the year ended December 31, 2016 compared to $73.7 million for the year ended December 31, 2015. The increase of $25.4 million was largely related to an increase in compensation expense of $12.1 million, which includes a $3.6 million increase in stock-based compensation, primarily resulting from headcount growth, particularly in the second half of 2015 and early 2016, to support maintenance and services provided to our expanding customer base. The remainder of the increase was primarily attributable to a $10.3 million increase in allocated overhead, which includes facilities-related costs, and a $2.9 million increase in professional services fees and travel-related costs to support our training and consulting services. Our total number of technical support and services headcount increased to 405 employees as of December 31, 2016 from 391 employees as of December 31, 2015. The decrease in total gross margin for the year ended December 31, 2016 as compared to the total gross margin for the year ended December 31, 2015 was primarily due to continued investment in hosting Tableau

Online. Gross margin related to maintenance and services revenues improved during 2016 due to scale. The expansion of our customer base has resulted in a higher growth rate for maintenance and services revenues as compared to the costs to support our maintenance and services revenues.
Operating Expenses

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(dollars in thousands)
Operating expenses
Sales and marketing	$517,446	$476,506	$356,723	8.6%	33.6%
Research and development	334,148	302,759	204,131	10.4%	48.3%
General and administrative	102,871	88,149	71,078	16.7%	24.0%
Total operating expenses	$954,465	$867,414	$631,932	10.0%	37.3%
Sales and Marketing
Year ended December 31, 2017 compared to December 31, 2016. Sales and marketing expenses were $517.4 million for the year ended December 31, 2017 compared to $476.5 million for the year ended December 31, 2016. The increase of $40.9 million was largely related to an increase in compensation expense of $32.0 million, which includes a $5.7 million increase in stock-based compensation, primarily resulting from headcount growth and incentive compensation changes related to our new subscription offerings first introduced in the first quarter of 2017. Our sales and marketing headcount increased to 1,523 employees as of December 31, 2017 compared to 1,407 employees as of December 31, 2016. The remainder of the increase was primarily attributable to an $8.9 million increase for marketing promotions and advertising to promote our brand and create market awareness for our technology offerings both domestically and internationally.
Year ended December 31, 2016 compared to December 31, 2015. Sales and marketing expenses were $476.5 million for the year ended December 31, 2016 compared to $356.7 million for the year ended December 31, 2015. The increase of $119.8 million was largely related to an increase in compensation expense of $85.0 million, which includes a $23.2 million increase in stock-based compensation, primarily resulting from headcount growth, particularly in the second half of 2015 and early 2016, as we expanded our sales organization both domestically and internationally. Our sales and marketing headcount increased to 1,407 employees as of December 31, 2016 compared to 1,307 employees as of December 31, 2015. The remainder of the increase was primarily attributable to a $24.6 million increase in allocated overhead, which includes facilities-related costs, and a $9.6 million increase in additional marketing and travel costs for marketing promotions, customer events and advertising that promoted our brand and created market awareness of our technology offerings both domestically and internationally.
Research and Development
Year ended December 31, 2017 compared to December 31, 2016. R&D expenses were $334.1 million for the year ended December 31, 2017 compared to $302.8 million for the year ended December 31, 2016. The increase of $31.4 million was largely related to an increase in compensation expense of $29.8 million, which includes a $13.2 million increase in stock-based compensation, primarily resulting from headcount growth. Our R&D headcount increased to 968 employees as of December 31, 2017 compared to 912 employees as of December 31, 2016.
Year ended December 31, 2016 compared to December 31, 2015. R&D expenses were $302.8 million for the year ended December 31, 2016 compared to $204.1 million for the year ended December 31, 2015. The increase of $98.6 million was largely related to an increase in compensation expense of $81.8 million, which includes a $35.8 million increase in stock-based compensation, primarily resulting from headcount growth, particularly in the second half of 2015 and early 2016, as part of our focus on further developing and enhancing our products. Our R&D headcount increased to 912 employees as of December 31, 2016 compared to 772 employees as of December 31, 2015. The remainder of the increase was primarily attributable to an $18.0 million increase in allocated overhead, which includes facilities-related costs.

General and Administrative
Year ended December 31, 2017 compared to December 31, 2016. General and administrative expenses were $102.9 million for the year ended December 31, 2017 compared to $88.1 million for the year ended December 31, 2016. The increase of $14.7 million was largely related to an increase in compensation expense of $10.0 million, which includes a $5.2 million increase in stock-based compensation, primarily resulting from headcount growth. Our general and administrative headcount increased to 298 employees as of December 31, 2017 compared to 273 employees as of December 31, 2016.
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
Other Income, Net

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Other income, net	$12,266	$2,134	$1,223
Year ended December 31, 2017 compared to December 31, 2016. Other income, net increased primarily due to an increase in interest income attributable to our investments in available-for-sale securities and rising interest rates. Other income, net also increased to a lesser extent due to an increase in gains associated with foreign currency transactions.
Year ended December 31, 2016 compared to December 31, 2015. Other income, net increased primarily due to an increase in interest income, partially offset by losses associated with foreign currency transactions.
Income Tax Expense

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Income tax expense	$6,861	$7,022	$32,893
Effective tax rate	(3.8)%	(5.1)%	(64.7)%
Year ended December 31, 2017 compared to December 31, 2016. For the years ended December 31, 2017 and 2016, our effective tax rates were (3.8)% and (5.1)%, respectively. The year-over-year change in the effective tax rate is primarily due to an increase in the year-over-year loss before income tax expense in jurisdictions where a tax benefit is not available. See Note 6 to the consolidated financial statements for additional information.
Year ended December 31, 2016 compared to December 31, 2015. For the years ended December 31, 2016 and 2015, our effective tax rates were (5.1)% and (64.7)%, respectively. The year-over-year change in the effective tax rate is primarily due to establishing a U.S. deferred tax asset valuation allowance in 2015 and an increase in the year-over-year loss before income tax expense in jurisdictions where a tax benefit is not available. See Note 6 to the consolidated financial statements for additional information.
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
Non-GAAP financial information is adjusted for a tax rate equal to our estimated tax rate on non-GAAP income over a three-year financial projection. This long-term rate is based on our estimated annual GAAP income tax rate forecast, adjusted to account for items excluded from GAAP income in calculating the non-GAAP financial measures. To determine this long-term non-GAAP tax rate, we evaluate a three-year financial projection that excludes the impact of non-cash stock-based compensation expense and expense related to amortization of acquired intangible assets. The long-term non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The long-term non-GAAP tax rate applied to the full years ended December 31, 2017, 2016 and 2015 was 30%. The long-term non-GAAP tax rate assumes our deferred income tax assets will be realized based upon projected future taxable income excluding stock-based compensation expense. As of January 1, 2018, we anticipate the long-term non-GAAP tax rate to be 20% due to the recent U.S. corporate tax legislation. We may provide updates to this rate on an annual basis, or more frequently if material changes occur.
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

The following table summarizes our non-GAAP financial measures:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Non-GAAP gross profit	$775,329	$738,771	$586,933
Non-GAAP gross margin	88.4%	89.3%	89.8%
Non-GAAP operating income	$20,118	$46,474	$67,438
Non-GAAP operating margin	2.3%	5.6%	10.3%
Non-GAAP net income	$22,669	$34,026	$48,063
Free cash flow (1)	$165,044	$116,530	$97,273
(1) We adopted ASU 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax-related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the years ended December 31, 2016 and December 31, 2015, this resulted in an increase to net cash provided by operating activities of $2.2 million and $5.6 million, respectively and a corresponding decrease to net cash provided by (used in) financing activities of $2.2 million and $5.6 million, respectively.
The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Gross profit	$763,500	$727,853	$579,902
Excluding: Stock-based compensation expense attributable to cost of revenues	11,029	10,595	7,031
Excluding: Amortization of acquired intangible assets	800	323	—
Non-GAAP gross profit	$775,329	$738,771	$586,933
The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Year Ended December 31,
	2017	2016	2015

Gross margin	87.1%	88.0%	88.7%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.3%	1.3%	1.1%
Excluding: Amortization of acquired intangible assets	0.1%	0.0%	—%
Non-GAAP gross margin	88.4%	89.3%	89.8%
The following table presents the reconciliation of operating loss to non-GAAP operating income:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Operating loss	$(190,965)	$(139,561)	$(52,030)
Excluding: Stock-based compensation expense	210,283	185,712	119,468
Excluding: Amortization of acquired intangible assets	800	323	—
Non-GAAP operating income	$20,118	$46,474	$67,438

The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Year Ended December 31,
	2017	2016	2015

Operating margin	(21.8)%	(16.9)%	(8.0)%
Excluding: Stock-based compensation expense	24.0%	22.5%	18.3%
Excluding: Amortization of acquired intangible assets	0.1%	0.0%	—%
Non-GAAP operating margin	2.3%	5.6%	10.3%
The following table presents the reconciliation of net loss to non-GAAP net income and non-GAAP net income per basic and diluted common share:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net loss	$(185,560)	$(144,449)	$(83,700)
Excluding: Stock-based compensation expense	210,283	185,712	119,468
Excluding: Amortization of acquired intangible assets	800	323	—
Income tax adjustments	(2,854)	(7,560)	12,295
Non-GAAP net income	$22,669	$34,026	$48,063

Weighted average shares used to compute non-GAAP basic net income per share	78,869	75,162	71,701
Effect of potentially dilutive shares: stock awards	4,092	4,783	5,970
Weighted average shares used to compute non-GAAP diluted net income per share	82,961	79,945	77,671

Non-GAAP net income per share
Basic	$0.29	$0.45	$0.67
Diluted	$0.27	$0.43	$0.62
The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities (1)	$226,867	$177,262	$142,403
Less: Purchases of property and equipment	61,823	60,732	45,130
Free cash flow (1)	$165,044	$116,530	$97,273
Net cash used in investing activities	$(461,962)	$(77,131)	$(46,130)
Net cash provided by (used in) financing activities (1)	$(41,135)	$14,347	$20,117
(1) We adopted ASU 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax-related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the years ended December 31, 2016 and December 31, 2015, this resulted in an increase to net cash provided by operating activities of $2.2 million and $5.6 million, respectively and a corresponding decrease to net cash provided by (used in) financing activities of $2.2 million and $5.6 million, respectively.

Non-GAAP Operating Income
Non-GAAP operating income decreased $26.4 million from 2016 to 2017 primarily due to increases in our operating expenses relative to our total revenues. Increases in operating expenses during 2017 were largely related to additional compensation expense, primarily resulting from headcount growth. Our revenue growth in 2017 was impacted by changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses. Revenues from perpetual licenses are generally recognized upfront whereas revenues from term and subscription license sales are generally recognized ratably. In addition, unit sales prices for term and subscription licenses are lower than comparable perpetual licenses.
Non-GAAP operating income decreased from 2015 to 2016 primarily due to increased operating expenses attributable to additional headcount, particularly in the second half of 2015 and early 2016.
Non-GAAP Net Income
Non-GAAP net income decreased from 2016 to 2017 primarily due to decreases in non-GAAP operating income.
Non-GAAP net income decreased from 2015 to 2016 primarily due to decreases in non-GAAP operating income.
Free Cash Flow
Free cash flow increased from 2016 to 2017 due to an increase in net cash provided by operating activities.
Free cash flow increased from 2015 to 2016 due to the increase in net cash provided by operating activities, partially offset by the increase in purchases of property and equipment due to our headcount growth and build-out of our operational infrastructure.
Liquidity and Capital Resources
As of December 31, 2017, we had cash and cash equivalents totaling $627.9 million, investments of $375.2 million, accounts receivable, net of $203.4 million and $526.5 million of working capital.
The following tables show our cash and cash equivalents and investments and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$627,878	$908,717
Short-term investments	226,787	—
Long-term investments	148,364	—

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities (1)	$226,867	$177,262	$142,403
Net cash used in investing activities	(461,962)	(77,131)	(46,130)
Net cash provided by (used in) financing activities (1)	(41,135)	14,347	20,117
Effect of exchange rate changes	(4,609)	(1,661)	(1,103)
Net increase (decrease) in cash and cash equivalents	$(280,839)	$112,817	$115,287
(1) We adopted ASU 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax-related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the years ended December 31, 2016 and December 31, 2015, this resulted in an increase to net cash provided by operating activities of $2.2 million and $5.6 million, respectively and a corresponding decrease to net cash provided by (used in) financing activities of $2.2 million and $5.6 million, respectively.

As of December 31, 2017, our cash and cash equivalents and short-term investments were held for working capital purposes and were held in cash deposits, money market funds, commercial paper, U.S. treasury securities, U.S. agency securities and corporate bonds. We intend to continue making capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced product and services offerings and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $226.9 million for the year ended December 31, 2017, as a result of a net loss of $185.6 million, adjusted for stock-based compensation expense of $210.3 million and non-cash depreciation and amortization expense of $44.7 million related to capital assets. Net cash provided by operating activities was also impacted by a $12.5 million decrease in accounts receivable, net, a $123.9 million increase in deferred revenue and a $13.5 million increase in accounts payable and accrued liabilities. The increase in deferred revenue was primarily due to increased sales of maintenance agreements and an increase in term and subscription license sales, which have ratable revenue recognition. The increase in accounts payable and accrued liabilities was primarily due to an increase in accrued compensation costs resulting from headcount growth and incentive compensation changes related to the introduction of our subscription offerings in 2017. The decrease in accounts receivable was primarily due to strong collections and changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses. Perpetual licenses are generally billed upfront whereas term and subscription license sales are generally billed annually. In addition, unit sales prices for term and subscription licenses are lower than comparable perpetual licenses. The increase in stock-based compensation expense was primarily related to headcount growth.
Net cash provided by operating activities was $177.3 million for the year ended December 31, 2016, as a result of a net loss of $144.4 million, adjusted for stock-based compensation expense of $185.7 million and non-cash depreciation and amortization expense of $43.0 million related to capital expenditures. Net cash provided by operating activities was also impacted by a $78.2 million increase in accounts receivable, net, a $19.0 million increase in prepaid expenses, deposits and other assets, a $116.9 million increase in deferred revenue and a $71.2 million increase in accounts payable and accrued liabilities. The increase in deferred revenue was primarily due to increased sales of maintenance agreements and an increase in term and subscription license sales, which have ratable revenue recognition. The increase in prepaid expenses, deposits and other assets and accounts payable and accrued liabilities was primarily due to an increase in expenditures based on growth in the business and employee contributions under our 2013 Employee Stock Purchase Plan ("2013 ESPP"). The increase in accounts receivable was primarily due to revenue growth. The increase in stock-based compensation expense was primarily related to headcount growth.
Net cash provided by operating activities was $142.4 million for the year ended December 31, 2015, as a result of a net loss of $83.7 million, adjusted for stock-based compensation expense of $119.5 million, non-cash depreciation and amortization expense of $23.7 million related to capital expenditures, and a $28.6 million provision for deferred income taxes which was primarily related to the valuation allowance recorded on our U.S. deferred tax assets in 2015. Net cash provided by operating activities was also impacted by a $34.2 million increase in accounts receivable, net, a $13.8 million increase in prepaid expenses, deposits and other assets, a $71.4 million increase in deferred revenue and a $30.2 million increase in accounts payable and accrued liabilities. The increase in accounts receivable, net and deferred revenue was primarily due to increased license and maintenance agreement sales. The increase in prepaid expenses, deposits and other assets and accounts payable and accrued liabilities was primarily due to additional costs attributable to our expansion, both domestically and internationally. The increase in stock-based compensation expense was primarily related to headcount growth.
Investing Activities
Net cash used in investing activities was $462.0 million for the year ended December 31, 2017. The cash used for this period was primarily attributable to purchases of investments of $421.7 million, partially offset by maturities of investments of $30.6 million and sales of investments of $14.9 million. Net cash used in investing activities was also impacted by the $24.0 million, net of cash acquired, used to purchase ClearGraph, a privately-

held Delaware corporation, and $61.8 million capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Net cash used in investing activities was $77.1 million for the year ended December 31, 2016. The cash used for this period was primarily attributable to $16.4 million paid to acquire Hyper and $60.7 million capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Net cash used in investing activities was $46.1 million for the year ended December 31, 2015. The cash used for this period was primarily attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Net cash used in financing activities was $41.1 million for the year ended December 31, 2017 as a result of repurchases of common stock under our stock repurchase program of $80.0 million, partially offset by proceeds of $12.4 million from the exercise of stock options and $26.5 million from the purchases of stock under our ESPP.
Net cash provided by financing activities was $14.3 million for the year ended December 31, 2016 as a result of proceeds from the exercise of stock options of $11.9 million, proceeds from the purchase of stock under our 2013 ESPP of $22.4 million partially offset by repurchases of common stock under our stock repurchase program of $20.0 million.
Net cash provided by financing activities was $20.1 million for the year ended December 31, 2015 as a result of proceeds from the exercise of stock options.
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
During the year ended December 31, 2017 we repurchased 1,264,428 shares of our outstanding Class A common stock, at an average price of $63.26 per share for $80.0 million. During the year ended December 31, 2016, we repurchased 446,517 shares of our outstanding Class A common stock at an average price of $44.81 per share for $20.0 million. All repurchases were made in open market transactions using cash on hand and all of the shares repurchased were retired. As of December 31, 2017, we were authorized to repurchase a remaining $100.0 million of our Class A common stock under our repurchase program.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Obligations and Commitments
The following table represents our contractual obligations as of December 31, 2017:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations (1)	$363,651	$34,966	$69,109	$84,522	$175,054
Contractual commitments	27,458	12,665	14,793	—	—
(1) Amounts represent our operating lease obligations, net of total expected sublease receipts of $28.2 million.
As of December 31, 2017, our principal obligations consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2029. See Note 10 to the consolidated financial statements for additional information on our operating leases.
Our contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
As of December 31, 2017, we had approximately $1.4 million of recorded liabilities pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. As we are unable to make reasonably reliable estimates of the timing of any cash payments to the tax authorities as a result of future settlements, these obligations are not included in the table. See Note 6 to the consolidated financial statements for additional information on our uncertain tax positions.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.
Interest Rate Risk
We had cash equivalents and investments of $967.0 million as of December 31, 2017. Cash equivalents and investments were invested primarily in money market funds, commercial paper, U.S. treasury securities, U.S. agency securities and corporate bonds. We hold our cash equivalents and short-term investments for working capital purposes. The primary objective of our investment activities is to preserve principal and maintain liquidity while maximizing total return.
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Our future interest income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because we classify our investments as “available-for-sale,” no gains or losses due to changes in interest rates are recognized in net income unless such investments are sold prior to maturity or declines in fair value are determined to be other-than-temporary. As of December 31, 2017, a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.
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

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLEAU SOFTWARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of

Tableau Software, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tableau Software, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 26, 2018

We have served as the Company's auditor since 2006.

TABLEAU SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$627,878	$908,717
Short-term investments	226,787	—
Accounts receivable, net	203,366	206,765
Prepaid expenses and other current assets	30,514	36,011
Income taxes receivable	673	131
Total current assets	1,089,218	1,151,624
Long-term investments	148,364	—
Property and equipment, net	106,753	106,637
Goodwill	35,083	15,531
Deferred income taxes	5,287	1,449
Deposits and other assets	14,090	11,958
Total assets	$1,398,795	$1,287,199
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,448	$17,637
Accrued compensation and employee-related benefits	96,390	70,230
Other accrued liabilities	37,722	53,418
Income taxes payable	4,743	1,893
Deferred revenue	419,426	285,543
Total current liabilities	562,729	428,721
Deferred revenue	28,058	26,930
Other long-term liabilities	54,385	39,700
Total liabilities	645,172	495,351
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 14,492,846 and 18,336,609 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1	2
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 65,969,499 and 58,381,813 shares issued and outstanding as of December 31, 2017 and 2016, respectively	7	6
Additional paid-in capital	1,168,563	1,007,205
Accumulated other comprehensive income (loss)	(11,991)	1,593
Accumulated deficit	(402,957)	(216,958)
Total stockholders' equity	753,623	791,848
Total liabilities and stockholders' equity	$1,398,795	$1,287,199

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Revenues
License	$429,204	$481,659	$423,766
Maintenance and services	447,855	345,284	229,821
Total revenues	877,059	826,943	653,587
Cost of revenues
License	13,534	7,003	3,852
Maintenance and services	100,025	92,087	69,833
Total cost of revenues (1)	113,559	99,090	73,685
Gross profit	763,500	727,853	579,902
Operating expenses
Sales and marketing (1)	517,446	476,506	356,723
Research and development (1)	334,148	302,759	204,131
General and administrative (1)	102,871	88,149	71,078
Total operating expenses	954,465	867,414	631,932
Operating loss	(190,965)	(139,561)	(52,030)
Other income, net	12,266	2,134	1,223
Loss before income tax expense	(178,699)	(137,427)	(50,807)
Income tax expense	6,861	7,022	32,893
Net loss	$(185,560)	$(144,449)	$(83,700)

Net loss per share:
Basic	$(2.35)	$(1.92)	$(1.17)
Diluted	$(2.35)	$(1.92)	$(1.17)

Weighted average shares used to compute net loss per share:
Basic	78,869	75,162	71,701
Diluted	78,869	75,162	71,701
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenues	$11,029	$10,595	$7,031
Sales and marketing	74,065	68,411	45,205
Research and development	104,280	91,044	55,269
General and administrative	20,909	15,662	11,963

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net loss	$(185,560)	$(144,449)	$(83,700)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(12,920)	950	503
Net unrealized loss on available-for-sale securities	(664)	—	—
Comprehensive loss	$(199,144)	$(143,499)	$(83,197)

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
	(in thousands, except share information)
Balances as of December 31, 2014	69,868,219	$7	$660,668	$140	$11,191	$672,006
Issuance of common stock	3,336,245	—	20,117	—	—	20,117
Stock-based compensation expense	—	—	119,468	—	—	119,468
Excess tax benefit from stock-based compensation	—	—	5,551	—	—	5,551
Other comprehensive income, net	—	—	—	503	—	503
Net loss	—	—	—	—	(83,700)	(83,700)
Balances as of December 31, 2015	73,204,464	7	805,804	643	(72,509)	733,945
Issuance of common stock	3,960,475	1	34,356	—	—	34,357
Repurchase of common stock	(446,517)	—	(20,009)	—	—	(20,009)
Stock-based compensation expense	—	—	185,712	—	—	185,712
Excess tax benefit from stock-based compensation	—	—	1,342	—	—	1,342
Other comprehensive income, net	—	—	—	950	—	950
Net loss	—	—	—	—	(144,449)	(144,449)
Balances as of December 31, 2016	76,718,422	8	1,007,205	1,593	(216,958)	791,848
Cumulative effect of a change in accounting principle related to stock-based compensation	—	—	439	—	(439)	—
Issuance of common stock	5,008,351	—	38,856	—	—	38,856
Repurchase of common stock	(1,264,428)	—	(79,991)	—	—	(79,991)
Stock-based compensation expense	—	—	202,054	—	—	202,054
Other comprehensive loss, net	—	—	—	(13,584)	—	(13,584)
Net loss	—	—	—	—	(185,560)	(185,560)
Balances as of December 31, 2017	80,462,345	$8	$1,168,563	$(11,991)	$(402,957)	$753,623

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Operating activities
Net loss	$(185,560)	$(144,449)	$(83,700)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	44,746	43,006	23,667
Amortization of premiums on investments, net	359	—	—
Stock-based compensation expense	210,283	185,712	119,468
Deferred income taxes	(2,988)	1,219	28,558
Changes in operating assets and liabilities
Accounts receivable, net	12,493	(78,197)	(34,225)
Prepaid expenses, deposits and other assets	8,054	(18,987)	(13,783)
Income taxes receivable	(515)	(56)	147
Deferred revenue	123,938	116,860	71,383
Accounts payable and accrued liabilities	13,529	71,157	30,224
Income taxes payable	2,528	997	664
Net cash provided by operating activities (1)	226,867	177,262	142,403
Investing activities
Purchases of property and equipment	(61,823)	(60,732)	(45,130)
Business combinations, net of cash acquired	(23,966)	(16,399)	(1,000)
Purchases of investments	(421,719)	—	—
Maturities of investments	30,630	—	—
Sales of investments	14,916	—	—
Net cash used in investing activities	(461,962)	(77,131)	(46,130)
Financing activities
Proceeds from issuance of common stock	38,856	34,356	20,117
Repurchases of common stock	(79,991)	(20,009)	—
Net cash provided by (used in) financing activities(1)	(41,135)	14,347	20,117
Effect of exchange rate changes on cash and cash equivalents	(4,609)	(1,661)	(1,103)
Net increase (decrease) in cash and cash equivalents	(280,839)	112,817	115,287
Cash and cash equivalents
Beginning of year	908,717	795,900	680,613
End of year	$627,878	$908,717	$795,900

Supplemental disclosures
Cash paid for income taxes	$4,347	$1,513	$959
Non-cash activities
Accrued purchases of property and equipment	6,470	26,548	10,012
Asset retirement obligations recognized, net	1,003	745	271
(1) We adopted Accounting Standards Update ("ASU") 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax-related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the years ended December 31, 2016 and December 31, 2015, this resulted in an increase to net cash provided by operating activities of $2.2 million and $5.6 million, respectively and a corresponding decrease to net cash provided by (used in) financing activities of $2.2 million and $5.6 million, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business
Tableau Software, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the "Company", "we", "us" or "our") are headquartered in Seattle, Washington. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently offer four key products: Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a hosted software-as-a-service ("SaaS") version of Tableau Server; and Tableau Public, a free cloud-based platform for analyzing and sharing public data.
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
Foreign Currency
The financial statements of our foreign subsidiaries with a functional currency other than U.S. dollars have been translated into U.S. dollars. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period-end. Income statement amounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income (loss). As of December 31, 2017 and 2016, we had a cumulative translation gain (loss) of $(11.3) million and $1.6 million, respectively.
Gains and losses on foreign currency transactions are included in other income, net. Foreign currency transaction gains (losses) were $4.1 million, $(0.6) million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Revenue Recognition
We generate revenues primarily in the form of software license fees and related maintenance and services fees. Software license fees include fees from the sales of perpetual, term and subscription licenses. Maintenance and services fees primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available), training and professional services that are not essential to the functionality of the software.
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
Investments
We classify our investment securities as available-for-sale. Our investment securities are stated at fair value and reported in short-term investments and long-term investments. Investments in securities with maturities of less than one year, or where management's intent is to use the investments to fund current operations, are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. Unrealized gains and losses on available-for-sale securities are excluded from net income and reported, net of tax, in other comprehensive income (loss). Realized gains and losses and declines in the value of securities judged to be other-than-temporary are determined based on the specific identification method and are included in other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors, our intent and ability to recover the amortized cost basis of the security. Interest on securities classified as available-for-sale is included in other income, net.
Accounts Receivable, Net
Accounts receivable consist of amounts billed and currently due from customers. Our accounts receivable are subject to collection risk. Our gross accounts receivable is reduced for this risk by a provision for doubtful accounts. This provision is for estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors. We look at factors such as past collection experience, credit quality of the customer, age of the receivable balance and current economic conditions. These factors are reviewed to determine whether a provision for doubtful accounts should be recorded to reduce the receivable balance to the amount believed to be collectible.
Activity related to our provision for doubtful accounts was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Balance at the beginning of the year	$1,065	$888	$1,111
Bad debt expense	650	750	250
Accounts written off	(712)	(573)	(473)
Balance at the end of the year	$1,003	$1,065	$888

Property and Equipment, Net
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
Software Development Costs
Software development costs associated with the development of new products, enhancements of existing products and quality assurance activities consists of employee, consulting and other external personnel costs. The costs incurred internally from the research and development ("R&D") of computer software products are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for release to customers. Judgment is required in determining when technological feasibility of a product is established. To date, we have determined that technological feasibility of software products is reached shortly before the products are released. Costs incurred after establishment of technological feasibility have not been material, and therefore, we have expensed all R&D costs as they were incurred. R&D expenses primarily consist of personnel-related costs attributable to our R&D personnel and allocated overhead, which includes facilities-related costs.
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
Advertising Expenses
We expense all advertising costs as incurred and classify such costs as sales and marketing expenses. Advertising expenses for the years ended December 31, 2017, 2016 and 2015 were $28.2 million, $21.7 million and $11.3 million, respectively.
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with authoritative guidance for income taxes. Deferred income tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. We consider future taxable income, historical operating results and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. A valuation allowance is recorded to reduce our deferred income tax assets to the net amount that we believe is more likely than not to be realized. In the event we determine that we are able to realize our deferred income tax assets in excess of our net recorded amount, we would reduce the valuation allowance associated with the deferred income tax assets in the period the determination is made, which may result in a tax benefit in the statement of operations.
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
Our investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. Our cash and cash equivalents and investments are held and managed by recognized financial institutions that follow our investment policy. Our policy limits the amount of credit exposure to any one security issue or issuer.
We extend credit to customers based upon an evaluation of the customer's financial condition. As of December 31, 2017 and 2016, no individual customer accounted for 10% or more of total accounts receivable. For the years ended December 31, 2017, 2016 and 2015, no individual customer represented 10% or more of our total revenues.
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
Goodwill and Intangible Assets
Intangible assets with a finite life are typically amortized over their useful lives which range from three to five years. Goodwill is tested for impairment on an annual basis in the third quarter and more frequently if circumstances indicate that the carrying value may not be recoverable. As part of our goodwill impairment test, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. For purposes of this assessment, we consider the enterprise to be the reporting unit. If we determine it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will perform a quantitative assessment to determine whether the fair value of our reporting unit is less than its carrying amount. We have not had any impairments of the goodwill balance.
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
We recognize stock-based compensation expense using the straight-line method over the requisite service period. We account for forfeitures as they occur. For awards subject to technology milestones, we recognize compensation cost over the required service period if it is probable that the technology milestone will be met. If our assessment of the probability of the technology milestone being met changes, we recognize the impact of the change in estimate in the period of the change. Excess tax benefits resulting from the settlement of stock awards are recorded to income tax expense.
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
Prior to the adoption of ASU 2016-09, excess tax benefits related to stock awards were required to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Under the new standard, all tax-related cash flows resulting from share-based payments are reported as operating activities. We adopted the new requirement retrospectively, and for the years ended December 31, 2016 and December 31, 2015, this resulted in an increase to net cash provided by operating activities of $2.2 million and $5.6 million, and a corresponding decrease to net cash provided by (used in) financing activities of $2.2 million and $5.6 million, respectively.
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
Recent Accounting Pronouncements Not yet Adopted
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition. Since the issuance of ASU 2014-09, the FASB has also issued ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-14, all of which clarify certain aspects of ASU 2014-09. The new standard will change the way we recognize revenue, including the identification of contractual performance obligations and the allocation of transaction price, to depict the transfer of promised goods or services to customers at the amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We will adopt this standard effective January 1, 2018 on a modified retrospective basis and apply the new standard only to contracts that are not completed contracts at January 1, 2018.
The new standard will materially impact the timing of revenue recognition related to our on-premises term license agreements. We have historically recognized revenue related to on-premises term license agreements ratably over the term of the licensing agreement. Under the new standard, revenue allocable to the license portion of the arrangement will be recognized upon delivery of the license. Maintenance revenue related to on-premises term license agreements will continue to be recognized ratably over the term of the licensing agreement. The new standard will also impact our determination of standalone selling prices, which will impact the allocation of transaction price to each performance obligation, thereby impacting the timing of revenue recognition depending on when each performance obligation is recognized. The impacts to the timing of revenue recognition will also affect our deferred revenue balance.
As of December 31, 2017, we had $142 million of on-premises deferred license revenue on our balance sheet. Upon adoption, a portion of this amount will be recorded to retained earnings for the impacts from the allocation of standalone selling prices under the new standard.
The new standard also requires the capitalization of certain incremental costs of obtaining a contract, which will impact the period in which we record our sales commissions expense. We have historically recognized sales commissions expense upfront. Under the new guidance, we are required to recognize these expenses consistently with the transfer of goods or services. This will result in a deferral of some sales compensation costs. We will amortize these deferred costs on a straight-line basis over four years.

The new standard will also impact our internal control environment, including our financial statement disclosure controls, our business process controls and enhancements necessary to update our business systems. We are currently finalizing the implementation controls necessary to adopt this new standard.
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
In October 2016, the FASB issued ASU 2016-16 related to the accounting for income tax effects on intra-entity asset transfers of assets other than inventory. The new guidance will require reporting entities to recognize tax expense from the sale of assets when the transfer occurs, even though the pre-tax effects of the transaction are eliminated in consolidation. We will adopt the new standard, in the first quarter of 2018, on a modified retrospective basis. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
Note 3. Balance Sheet Detail
Property and Equipment, Net
Property and equipment, net consisted of the following:

	Useful Life	December 31,
	(in months)	2017	2016
		(in thousands)
Computer equipment and software	36	$98,737	$92,536
Furniture and fixtures	36	25,232	18,953
Leasehold improvements	10-150	85,482	37,308
Construction in progress		313	35,099
		209,764	183,896
Less: Accumulated depreciation and amortization		(103,011)	(77,259)
		$106,753	$106,637
Depreciation and amortization expense was $44.7 million, $43.0 million and $23.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Goodwill
The only changes in the carrying amounts of goodwill during the years ended December 31, 2017 and 2016 were increases of $19.6 million related to our acquisition of ClearGraph in 2017 and $14.6 million related to our acquisition of Hyper in 2016. See Note 7 for further discussion of these acquisitions.
Accrued Compensation and Employee-Related Benefits
Accrued compensation and employee-related benefits consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Accrued commissions	$31,333	$24,801
Accrued bonuses	25,435	19,080
Accrued vacation	14,512	13,003
Other	25,110	13,346
Total	$96,390	$70,230
Note 4. Short-Term and Long-Term Investments
The following table represents our short-term and long-term investments in available-for-sale securities as of December 31, 2017, and is based on contractual years to maturity:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Short-term investments
Commercial paper	$9,970	$—	$—	$9,970
U.S. treasury securities	160,206	—	(121)	160,085
U.S. agency securities	9,917	—	(24)	9,893
Corporate bonds	46,901	3	(65)	46,839
Total short-term investments	226,994	3	(210)	226,787
Long-term investments
U.S. treasury securities	79,371	—	(202)	79,169
U.S. agency securities	18,570	—	(102)	18,468
Corporate bonds	50,880	—	(153)	50,727
Total long-term investments	148,821	—	(457)	148,364
Total short-term and long-term investments	$375,815	$3	$(667)	$375,151
We did not hold any short-term or long-term investments as of December 31, 2016.
We earn interest on our cash equivalents and investments. For the years ended December 31, 2017, 2016 and 2015, we earned interest income of $8.5 million, $2.7 million and $0.6 million, respectively.
As of December 31, 2017, there were no investments that had been in a net loss position for 12 months or greater. The unrealized losses on investments as of December 31, 2017 were primarily caused by increases in interest rates. None of the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2017.

Note 5. Fair Value Measurements
The following table presents the fair value of our financial assets using the fair value hierarchy:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$582,835	$—	$—	$582,835
Commercial paper	—	8,984	—	8,984
Short-term investments
Commercial paper	—	9,970	—	9,970
U.S. treasury securities	—	160,085	—	160,085
U.S. agency securities	—	9,893	—	9,893
Corporate bonds	—	46,839	—	46,839
Long-term investments
U.S. treasury securities	—	79,169	—	79,169
U.S. agency securities	—	18,468		18,468
Corporate bonds	—	50,727	—	50,727
Total	$582,835	$384,135	$—	$966,970

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$872,161	$—	$—	$872,161
Total	$872,161	$—	$—	$872,161
We did not have any investments in prime money market funds as of December 31, 2017 and 2016. We have no material financial assets or liabilities measured using Level 3 inputs.
Note 6. Income Taxes
The components of our loss before income tax expense consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
United States	$(134,723)	$(100,725)	$(27,779)
International	(43,976)	(36,702)	(23,028)
Total	$(178,699)	$(137,427)	$(50,807)
Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
United States	$(592)	$2,147	$28,630
International	7,453	4,875	4,263
Total	$6,861	$7,022	$32,893

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$—	$1,447	$4,009
State	233	402	771
Foreign	10,704	5,230	5,240
Total current income tax expense	10,937	7,079	10,020
Deferred:
Federal	(892)	258	22,011
State	67	40	1,839
Foreign	(3,251)	(355)	(977)
Total deferred income tax expense (benefit)	(4,076)	(57)	22,873
Total income tax expense	$6,861	$7,022	$32,893
A reconciliation of the U.S. federal statutory income tax provision (benefit) to the effective income tax expense for each year follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Income tax benefit at statutory rate	$(62,545)	$(48,098)	$(17,783)
State taxes, net of federal tax benefit	(4,714)	(3,466)	(896)
Impact of foreign income taxes	23,232	14,566	10,582
Impact of Tax Cuts and Jobs Act of 2017	87,584	—	—
Research and development and other tax credits	(12,563)	(8,462)	(10,187)
Stock-based compensation	(13,466)	5,098	3,174
Non-deductible meals and entertainment expenses	1,182	1,212	1,395
Impact of valuation allowance	(13,598)	46,174	46,737
Other, net	1,749	(2)	(129)
Total income tax expense	$6,861	$7,022	$32,893
Our effective tax rate differs from the U.S. federal statutory rate primarily due to the impact of the valuation allowance on our U.S. federal and state deferred income tax assets and losses in jurisdictions where a tax benefit is not available. In addition, due to the adoption of ASU 2016-09 in 2017, all excess tax benefits and deficiencies are recognized as an income tax benefit in the current year.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed with an effective date of January 1, 2018. The Act, which significantly revised U.S. tax law, included many important changes, including but not limited to a reduction of the U.S. corporate tax rate from 35%, down to 21%, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings and fundamental changes to the taxation of multinational entities including a shift from a worldwide tax system to a territorial system. The Act had minimal impact to our income tax provision in 2017, mostly due to our domestic valuation allowance. Based on available guidance we recorded $87.6 million of additional income tax expense in the fourth quarter of 2017, mostly caused by the change in the U.S. corporate tax rate, applied to our U.S. federal and state deferred income tax assets, based on the rates applicable when these assets reverse in the future. This additional income tax expense was offset by a decrease in the domestic valuation allowance of $88.1 million.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to assist in addressing uncertainty in applying GAAP to the accounting and reporting of tax reform changes related to the Act. We have considered these changes, including all available guidance, in determining our income tax provision for 2017. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts may be recorded to current income tax expense when the analysis is complete.
The tax effects of temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$133,187	$—
Tax credit carryforwards	59,343	17,904
Stock-based compensation	15,512	18,589
Accrued compensation	11,487	14,268
Deferred revenue	5,334	3,728
Deferred rent	12,483	9,037
Depreciation and amortization(1)	966	4,839
Other(1)	1,149	699
Total deferred income tax assets	239,461	69,064
Deferred income tax liabilities:
Prepaid assets	4,177	4,231
Total deferred income tax liabilities	4,177	4,231
Net deferred income tax assets before valuation allowance	235,284	64,833
Less: valuation allowance	(230,545)	(63,384)
Net deferred income tax assets	$4,739	$1,449

Reported as:
Deferred income taxes	5,287	1,449
Other long-term liabilities	(548)	—
Net deferred income tax assets	$4,739	$1,449
(1) Certain amounts within the components of deferred taxes as of December 31, 2016 have been reclassified to conform to the presentation as of December 31, 2017.
We determine our deferred income tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse.
We regularly assess the need for a valuation allowance against our deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred income tax assets will be realized. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. In evaluating our ability to recover our deferred income tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations.
In 2015, we established a valuation allowance of $46.7 million for our U.S. federal and state deferred income tax assets, in part due to our three-year cumulative GAAP net loss adjusted for permanent tax differences, which is a significant piece of negative evidence for recording the valuation allowance. In 2016, we increased the valuation allowance to $63.4 million as of December 31, 2016. In 2017, we determined our U.S. federal and state deferred income tax assets continue to be currently not more likely than not to be realized; therefore, we increased the valuation allowance to $230.5 million as of December 31, 2017. The increase in the valuation allowance during 2017 was primarily attributable to an adjustment of $180.9 million related to previously unrecognized deferred tax assets that were recorded upon the adoption of ASU 2016-09. The remaining difference is associated with the current year change in U.S. federal and state deferred income tax assets, less the effect of the Act.
We have gross net operating loss carryforwards totaling $895.9 million, R&D tax credit carryforwards of $64.4 million and Federal foreign tax credits of $12.4 million. If not utilized, a portion of these attributes will begin to expire in 2034. Utilization of our net operating loss and tax credit carryforwards may be subject to limitations upon certain ownership changes as provided by the Internal Revenue Code and similar state provisions. Such limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.
We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations for the year such net operating losses and tax credits originated. In general, the tax years for U.S. federal and state income tax purposes open for examination are for 2013 and forward due to our net operating loss carryforwards.
Income tax expense includes both U.S. and international income taxes. Except as required under U.S. tax law, we do not provide for U.S. income taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed because we intend to invest such undistributed earnings indefinitely outside of the U.S. As of December 31, 2017, cash held by foreign subsidiaries was $35.6 million.
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
The total gross amount of unrecognized tax benefits was $19.9 million, $12.9 million and $10.8 million as of December 31, 2017, 2016 and 2015, respectively. Of the total gross amount of unrecognized tax benefits, the portion recorded to liabilities pertaining to uncertain tax positions was $1.4 million, $0.7 million and $0.7 million as of December 31, 2017, 2016 and 2015, respectively. Our increase in unrecognized tax benefits relates primarily to the R&D tax credits generated in the current year, which are recorded net of the corresponding deferred tax asset.
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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Balance, beginning of year	$12,909	$10,781	$7,116
Gross increases to tax positions related to prior periods	1,289	28	545
Gross increases related to current tax positions	5,683	2,100	3,120
Balance, end of year	$19,881	$12,909	$10,781
Interest or penalties, if incurred, would be recognized as a component of income tax expense. No penalties or interest were recognized or accrued for at December 31, 2017, 2016 and 2015.
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

Note 7. Business Combinations
ClearGraph
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

August 1, 2017
(in thousands)
Cash	$161
Technology asset	5,000
Goodwill	19,552
Other liabilities, net	(586)
Net assets acquired	$24,127
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
Additional information, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to us, may become known at a later time. In accordance with GAAP, if this occurs during the 12 month period subsequent to the acquisition date, we may update the amounts and allocations recorded as of the acquisition date, which are presented in the table above.
Hyper
On March 1, 2016, we acquired Hyper, a high-performance main-memory database system, for $16.4 million in cash. Through this acquisition we acquired new technology, capable of enhancing our key products, and additional engineering talent. We have accounted for this transaction as a business combination, and allocated $1.8 million to the acquired technology intangible asset. The remaining purchase price was recorded to goodwill, which is primarily attributable to the synergies between Hyper and our key products. No other assets or liabilities were identified as part of the acquisition. A portion of the goodwill balance associated with this transaction is deductible for U.S. income tax purposes.
Pro forma results of operations for this acquisition have not been presented as the effects were not material to our consolidated financial results.
Note 8. Stockholders' Equity
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
Preferred Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 10,000,000 shares of preferred stock at $0.0001 par value per share. Our board of directors has the authority to provide for the issuance of all the shares in one or more series. At its discretion, our board of directors may designate the voting rights and preferences of the preferred stock. As of December 31, 2017 and 2016, no shares of preferred stock were outstanding.
Stock Repurchase Program
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $200 million of our outstanding Class A common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. Repurchases under the program may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. During the year ended December 31, 2017, we repurchased 1,264,428 shares of our outstanding Class A common stock at an average price of $63.26 per share for $80.0 million. During the year ended December 31, 2016, we repurchased 446,517 shares of our outstanding Class A common stock at an average price of $44.81 per share for $20.0 million. All repurchases were made in open market transactions using cash on hand and all of the shares repurchased were retired. As of December 31, 2017 we were authorized to repurchase a remaining $100.0 million of our Class A common stock under our repurchase program.
Note 9. Stock-Based Compensation
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
A summary of the option activity during the year ended December 31, 2017 follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2016	4,486,416	$9.59
Options exercised	(1,467,464)	8.46
Options canceled	(78)	9.30
Options forfeited	(1,761)	26.38
Balances at December 31, 2017	3,017,113	$10.13	4.33	$178,207
Vested and expected to vest at December 31, 2017	3,017,113	$10.13	4.33	$178,207
Exercisable at December 31, 2017	2,965,550	$9.36	4.25	$177,468
The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant. For periods prior to the IPO this value was determined by our board of directors. After the IPO, this value was determined by reference to the closing price of our Class A common stock on the New York Stock Exchange on the date of the grant. The total intrinsic value of options exercised during 2017, 2016 and 2015 was $74.5 million, $63.3 million and $224.6 million, respectively. The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The total grant date fair value of options vested during 2017, 2016 and 2015 was $1.2 million, $7.8 million and $11.7 million, respectively.
A summary of the RSU activity during the year ended December 31, 2017 follows:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Non-Vested outstanding at December 31, 2016	7,141,294	$65.62
RSUs granted	4,183,285	60.62
RSUs vested	(2,936,710)	66.03
RSUs forfeited	(1,209,854)	65.12
Non-Vested outstanding at December 31, 2017	7,178,015	$62.79
An RSU award entitles the holder to receive shares of our Class A common stock as the award vests, which is generally based on length of service. Our non-vested RSUs do not have nonforfeitable rights to dividends or dividend equivalents. For awards subject to technology milestones, we recognize compensation cost over the required service period if it is probable that the technology milestone will be met. If our assessment of the probability of the technology milestone being met changes, we recognize the impact of the change in estimate in the period of the change.
The weighted-average grant date fair value of RSUs granted in 2017, 2016 and 2015 was $60.62, $44.61 and $101.52, respectively. The total intrinsic value of RSUs vested during 2017, 2016 and 2015 was $185.7 million, $92.5 million and $89.1 million, respectively.
Stock-based compensation expense is amortized using the straight-line method over the requisite service period. As of December 31, 2017, total unrecognized compensation expense related to stock options and non-vested RSUs was $399.0 million, which is expected to be recognized over a weighted-average period of 2.6 years. We account for forfeitures as they occur.
The summary of shares available for issuance for equity-based awards (including stock options and RSUs) during the year ended December 31, 2017 follows:

	Shares Available for Grant
	2013 Plan	2013 ESPP
Balances at December 31, 2016	6,342,962	3,503,385
Authorized	3,835,921	767,184
Granted	(4,183,285)	(604,177)
Canceled	78	—
Forfeited	1,211,615	—
Balances at December 31, 2017	7,207,291	3,666,392
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
Valuation Assumptions
Stock-based awards granted to our employees, consultants, officers and directors are measured based on the grant date fair value of the awards.

For the years ended December 31, 2017 and 2015, there were no options granted. The weighted average grant date fair value of stock options granted for the year ended December 31, 2016 was $23.73. For the year ended December 31, 2016, the fair value of options was estimated using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
2016
Risk-free interest rates	1.2%
Expected term	5.2 years
Expected dividends	None
Expected volatility	48.0%
There were 604,177 and 549,327 Class A common stock shares issued under the 2013 ESPP for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2015, there were no Class A common stock shares issued under the 2013 ESPP. The first offering period under the 2013 ESPP commenced on December 1, 2015.
For the years ended December 31, 2017, 2016 and 2015, the fair value of common share purchase rights under the 2013 ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rates	1.1% - 1.5%	0.5% - 0.6%	0.4%
Expected term	0.5 years	0.5 years	0.5 years
Expected dividends	None	None	None
Expected volatility	28.6% - 30.5%	42.0% - 50.1%	48.0%
The risk-free interest rates are based on the rates for a U.S. Treasury zero-coupon issue with a term that approximates the expected life of the award at the date closest to the grant date for stock options and to the first date of the purchase period for shares expected to be issued under our 2013 ESPP. The expected term represents the period that our stock-based awards are expected to be outstanding. For awards of stock options, the expected term assumptions were determined based on actual experience adjusted for expected employee exercise behavior. The expected term for shares expected to be issued under our 2013 ESPP is based on the duration of each purchase period, which is approximately six months. We have not paid and do not expect to pay dividends. We estimate expected future volatility based on the annualized daily historical volatility of our stock price.
Note 10. Commitments and Contingencies
Operating Lease Commitments and Expected Sublease Receipts
We conduct our operations in leased facilities under leases expiring at various dates through 2029. We recognize rent expense on a straight-line basis over the defined lease periods. Total rent expense under operating leases, net of sublease income, was approximately $41.1 million, $44.1 million and $18.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum lease payments under non-cancellable operating leases, net of future expected sublease payments to be received under non-cancellable subleases, as of December 31, 2017 are as follows:

Year Ending December 31,	Operating Lease Commitments	Expected Sublease Receipts	Net
	(in thousands)
2018	$43,529	$(8,563)	$34,966
2019	42,979	(10,606)	32,373
2020	43,849	(7,113)	36,736
2021	43,308	(1,180)	42,128
2022	42,991	(597)	42,394
Thereafter	175,175	(121)	175,054
Total	$391,831	$(28,180)	$363,651
Liabilities for Loss on Lease Obligations and Related Exit Costs
During the fourth quarter of 2016 and the first quarter of 2017, we consolidated operations in some of our leased real estate properties and vacated certain leased office spaces.
In the first quarter of 2017, we recognized additional operating expenses of $10.3 million, of which $4.8 million related to losses on cease-use and $1.3 million resulted from additional expenses related to sublease of certain real estate properties. The remainder was recognized as additional depreciation expense attributable to adjustments to the useful lives of certain leasehold improvements. The expense recognized was included in our overhead allocation. A cease-use loss liability was recorded for the leased office spaces we vacated and was calculated as the present value of the total remaining lease payment obligation offset by estimated sublease rental income, adjusted for deferred items and estimated direct costs to obtain sublease rentals.
During 2016, we recognized additional operating expenses of $13.9 million, of which $5.5 million related to losses on cease-use. The remainder was recognized as additional depreciation expense attributable to adjustments to the useful lives of certain leasehold improvements. The expense recognized during the year was included in our overhead allocation. A cease-use loss liability was recorded for the leased office spaces we vacated and was calculated as the present value of the total remaining lease payment obligation offset by estimated sublease rental income, adjusted for deferred items and estimated direct costs to obtain sublease rentals.
Contractual Commitments
Our contractual commitments are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. The following table represents our contractual commitments as of December 31, 2017:

	Payments Due by Year
	Total	2018	2019	2020	Thereafter
	(in thousands)
Contractual commitments	$27,458	$12,665	$11,975	$2,818	$—
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
We are not aware of any pending legal proceedings that we believe, individually or in the aggregate, would be expected to have a material adverse effect on our business, operating results or financial condition. We may, in the future, be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources.

Note 11. Retirement Plan
We offer a salary deferral 401(k) plan for our U.S. employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the IRS. The plan also allows us to make matching contributions, subject to certain limitations. We contributed $3.7 million, $3.6 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, to the 401(k) plan.
Note 12. Segments and Information about Revenues by Geographic Area
The following table presents our revenues by geographic region of end users who purchased products or services for the periods presented below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
United States and Canada	$605,773	$586,494	$489,329
International	271,286	240,449	164,258
Total revenues	$877,059	$826,943	$653,587
Substantially all of our long-lived assets were located in the United States as of December 31, 2017 and 2016.
Note 13. Net Loss Per Share
We calculate basic net income (loss) per share by dividing our net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed giving effect to all potential common shares that were dilutive and outstanding during the period. For the years ended December 31, 2017, 2016 and 2015, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive common shares outstanding is anti-dilutive when we are in a net loss position.
The following table presents the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Net loss per share - basic and diluted
Net loss	$(185,560)	$(144,449)	$(83,700)
Weighted average shares outstanding used to compute basic and diluted net loss per share	78,869	75,162	71,701
Net loss per share - basic and diluted	$(2.35)	$(1.92)	$(1.17)
The following shares subject to outstanding awards were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Shares subject to outstanding common stock awards	10,488	12,017	11,510
Note 14. Quarterly Financial Information (Unaudited)
The following table contains selected unaudited financial data for each quarter of 2017 and 2016. The unaudited information should be read in conjunction with our financial statements and these notes to the consolidated financial statements. We believe that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec 31, 2017	Sept 30, 2017	June 30, 2017	March 31, 2017	Dec 31, 2016	Sept 30, 2016	June 30, 2016	March 31, 2016
	(in thousands, except per share amounts)
Total revenues	$249,356	$214,917	$212,880	$199,906	$250,653	$206,057	$198,535	$171,698
Gross profit	219,046	184,988	186,215	173,251	222,950	182,027	173,671	149,205
Net loss	(41,838)	(46,553)	(42,522)	(54,647)	(21,088)	(30,261)	(47,522)	(45,578)
Net loss per share:
Basic and diluted	$(0.52)	$(0.59)	$(0.54)	$(0.71)	$(0.28)	$(0.40)	$(0.64)	$(0.62)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2017, the end of the period covered by this report.
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
Based on management's evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of the Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the year ended December 31, 2017 we enhanced our internal controls related to our evaluation of new accounting pronouncements, including the adoption of the new revenue recognition standard and the related impacts to our financial statements and financial statement disclosures.
ITEM 9B.     OTHER INFORMATION
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is incorporated herein by reference to the sections entitled "Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance and Board Matters," "Director Selection and Nominations" and "Board Meetings and Committees" in our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
Information required by this Item is incorporated herein by reference to the sections entitled "Compensation Tables," "Compensation Discussion and Analysis," "Director Compensation for 2017" and "Board Meetings and Committees" in our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management," and "Equity Compensation Plan Information" in our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated herein by reference to the sections entitled "Director Independence and Related Person Transactions" and "Board Meetings and Committees" in our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated herein by reference to the sections entitled "Audit and Non-Audit Fees" and "Proposal 3 - Ratification of Independent Registered Public Accounting Firm for 2018 Fiscal Year" in our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. No financial statement schedules are provided because the information called for is not required or is shown in the consolidated financial statements or related notes.
(b) Exhibits. The following exhibits are included herein or incorporated by reference:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.	8-K	001-35925	3.1	5/23/2013
3.2	Amended and Restated Bylaws of Tableau Software, Inc.	S-1	333-187683	3.4	4/2/2013
4.1.1	Form of Class A Common Stock Certificate.	S-1/A	333-187683	4.1.1	5/15/2013
4.1.2	Form of Class B Common Stock Certificate.	S-1/A	333-187683	4.1.2	5/15/2013
4.2	Amended and Restated Investor Rights Agreement, by and among Tableau Software, Inc. and the investors listed on Exhibit A thereto, dated July 27, 2012.	S-1	333-187683	4.2	4/2/2013
10.1†	Tableau Software, Inc. 2004 Equity Incentive Plan.	S-1	333-187683	10.1	4/2/2013
10.2†	Forms of Option Agreement and Option Grant Notice under the 2004 Equity Incentive Plan.	S-1	333-187683	10.2	4/2/2013
10.3†	Tableau Software, Inc. 2013 Equity Incentive Plan, as amended.	8-K	001-35925	10.1	5/13/2016
10.4†	Forms of Option Agreement and Option Grant Notice under the amended 2013 Equity Incentive Plan.	S-1	333-187683	10.4	4/2/2013
10.5†	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the amended 2013 Equity Incentive Plan.	10-Q	001-35925	10.1	8/9/2013
10.6†	Tableau Software, Inc. 2013 Employee Stock Purchase Plan.	S-1	333-187683	10.5	4/2/2013
10.7†	Form of Indemnification Agreement made by and between Tableau Software, Inc. and each of its directors and executive officers.	S-1	333-187683	10.6	4/2/2013
10.8†	Offer Letter between Tableau Software, Inc. and Christian Chabot, dated April 26, 2013.	S-1/A	333-187683	10.7	5/6/2013
10.9†	Offer Letter between Tableau Software, Inc. and Christopher Stolte, dated April 26, 2013.	S-1/A	333-187683	10.8	5/6/2013
10.10†	Offer Letter between Tableau Software, Inc. and Thomas E. Walker, Jr., dated April 26, 2013.	S-1/A	333-187683	10.9	5/6/2013

10.11†	Offer Letter between Tableau Software, Inc. and Elissa Fink, dated June 13, 2007.	S-1/A	333-187683	10.11	5/6/2013
10.12†	Offer Letter between Tableau Software, Inc. and Keenan Conder, dated December 16, 2011.	S-1/A	333-187683	10.12	5/6/2013
10.13†	Form of Conversion Agreement entered into between Tableau Software, Inc. and each of Christian Chabot, Christopher Stolte and Patrick Hanrahan.	S-1	333-187683	10.13	4/2/2013
10.14†	Employment Agreement between Tableau Software, Inc. and Adam Selipsky dated August 8, 2016.	10-Q	001-35925	10.1	11/4/2016
10.15†	Employment Agreement between Tableau Software, Inc. and Daniel Miller dated January 19, 2017.	10-K	001-35925	10.17	2/23/2017
10.16†	Amended Employment Agreement between Tableau Software, Inc. and Andrew Beers dated February 21, 2017.	10-K	001-35925	10.18	2/23/2017
10.17*	Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated January 14, 2003.	S-1	333-187683	10.14	4/2/2013
10.18	Amendment No. 1 to Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated June 8, 2004.	S-1	333-187683	10.15	4/2/2013
10.19†	Form of Change in Control Severance Agreement.	S-1	333-187683	10.21	4/2/2013
10.20	Office Lease Agreement between NorthEdge Developers LLC and Tableau Software, Inc., dated July 2, 2015.	10-Q	001-35925	10.1	11/9/2015
10.21	First Amendment to Office Lease Agreement between NORTHEDGE DEVELOPERS LLC, and TABLEAU SOFTWARE, INC., dated January 18, 2017.	10-Q	001-35925	10.1	8/9/2017
10.22	Second Amendment to Office Lease Agreement between NORTHEDGE DEVELOPERS LLC, and TABLEAU SOFTWARE, INC., dated June 1, 2017.	10-Q	001-35925	10.2	8/9/2017
21.1	List of subsidiaries.	10-K	001-35925	21.1	2/25/2016
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page hereto).					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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
ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 26th day of February, 2018.

TABLEAU SOFTWARE, INC.
By: /s/ Adam Selipsky

Adam Selipsky
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam Selipsky, Damon Fletcher and Keenan Conder, or each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam Selipsky	President, Chief Executive Officer and Director (principal executive officer)	February 26, 2018
Adam Selipsky

/s/ Damon Fletcher	Interim Chief Financial Officer (principal financial and accounting officer)	February 26, 2018
Damon Fletcher

/s/ Christian Chabot	Co-founder and Chairman of the Board	February 24, 2018
Christian Chabot

/s/ Patrick Hanrahan	Chief Scientist, Co-founder and Director	February 26, 2018
Patrick Hanrahan

/s/ Christopher Stolte	Co-founder and Director	February 25, 2018
Christopher Stolte

/s/ Billy Bosworth	Director	February 24, 2018
Billy Bosworth

/s/ Brooke Seawell	Director	February 24, 2018
Brooke Seawell

/s/ Elliott Jurgensen, Jr.	Director	February 24, 2018
Elliott Jurgensen, Jr.

/s/ John McAdam	Director	February 24, 2018
John McAdam

/s/ Hilarie Koplow-McAdams	Director	February 24, 2018
Hilarie Koplow-McAdams

/s/ Gerri Martin-Flickinger	Director	February 26, 2018
Gerri Martin-Flickinger