Form 10-Q
period 2018-03-31
Tableau Software Inc
filed 2018-05-08
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 2, 2018, there were approximately 67,911,962 shares of the Registrant's Class A common stock and 13,631,046 shares of the Registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$623,994	$627,878
Short-term investments	241,652	226,787
Accounts receivable, net of allowance for doubtful accounts of $972 and $1,003	132,611	203,366
Prepaid expenses and other current assets	98,461	30,514
Income taxes receivable	883	673
Total current assets	1,097,601	1,089,218
Long-term investments	157,497	148,364
Property and equipment, net	101,121	106,753
Goodwill	35,083	35,083
Deferred income taxes	4,215	5,287
Other long-term assets	35,139	14,090
Total assets	$1,430,656	$1,398,795
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,817	$4,448
Accrued compensation and employee-related benefits	81,268	96,390
Other accrued liabilities	41,935	37,722
Income taxes payable	4,467	4,743
Deferred revenue	314,698	419,426
Total current liabilities	445,185	562,729
Deferred revenue	21,687	28,058
Other long-term liabilities	53,911	54,385
Total liabilities	520,783	645,172
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 13,631,046 and 14,492,846 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1	1
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 67,904,088 and 65,969,499 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	7	7
Additional paid-in capital	1,205,459	1,168,563
Accumulated other comprehensive loss	(10,571)	(11,991)
Accumulated deficit	(285,023)	(402,957)
Total stockholders' equity	909,873	753,623
Total liabilities and stockholders' equity	$1,430,656	$1,398,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Revenues
License	$108,793	$97,244
Maintenance and services	137,414	102,662
Total revenues	246,207	199,906
Cost of revenues
License	3,954	3,267
Maintenance and services	28,471	23,388
Total cost of revenues (1)	32,425	26,655
Gross profit	213,782	173,251
Operating expenses
Sales and marketing (1)	138,406	118,018
Research and development (1)	93,505	84,302
General and administrative (1)	32,250	24,445
Total operating expenses	264,161	226,765
Operating loss	(50,379)	(53,514)
Other income, net	1,462	1,225
Loss before income tax expense (benefit)	(48,917)	(52,289)
Income tax expense (benefit)	(2,445)	2,358
Net loss	$(46,472)	$(54,647)

Net loss per share:
Basic	$(0.57)	$(0.71)
Diluted	$(0.57)	$(0.71)

Weighted average shares used to compute net loss per share:
Basic	81,039	77,416
Diluted	81,039	77,416

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenues	$2,987	$2,577
Sales and marketing	20,015	18,092
Research and development	25,157	23,515
General and administrative	7,604	5,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net loss	$(46,472)	$(54,647)
Other comprehensive income (loss), net of tax:
Foreign currency translation	586	(824)
Net unrealized loss on available-for-sale securities	(849)	—
Comprehensive loss	$(46,735)	$(55,471)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating activities
Net loss	$(46,472)	$(54,647)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	9,647	13,435
Amortization of premiums on investments, net	118	—
Stock-based compensation expense	55,763	49,195
Deferred income taxes	(4,226)	128
Changes in operating assets and liabilities
Accounts receivable, net	73,012	76,878
Prepaid expenses and other assets	(22,891)	11,270
Income taxes receivable	(194)	6
Deferred revenue	(7,507)	4,008
Accounts payable and accrued liabilities	(4,279)	(16,620)
Income taxes payable	(356)	842
Net cash provided by operating activities	52,615	84,495
Investing activities
Purchases of property and equipment	(5,251)	(23,238)
Purchases of investments	(102,450)	—
Maturities of investments	77,385	—
Sales of investments	99	—
Net cash used in investing activities	(30,217)	(23,238)
Financing activities
Proceeds from issuance of common stock	2,492	4,309
Repurchases of common stock	(30,007)	(20,008)
Net cash used in financing activities	(27,515)	(15,699)
Effect of exchange rate changes on cash and cash equivalents	1,233	374
Net increase (decrease) in cash and cash equivalents	(3,884)	45,932
Cash and cash equivalents
Beginning of period	627,878	908,717
End of period	$623,994	$954,649

Non-cash activities
Accrued purchases of property and equipment	$4,192	$8,039

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of December 31, 2017 was derived from audited financial statements but does not include all disclosures required by GAAP. The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 26, 2018.
In the opinion of management, the accompanying unaudited condensed consolidated financial information includes all normal recurring adjustments necessary for a fair statement of the Company's financial position, results of operations, comprehensive loss and cash flows for the interim periods, but is not necessarily indicative of the results that may be expected for the year ending December 31, 2018. All intercompany accounts and transactions have been eliminated in consolidation.
We adopted the new revenue recognition accounting standard Accounting Standards Codification (“ASC”) 606 effective January 1, 2018 on a modified retrospective basis (see Recently Adopted Accounting Pronouncements). Financial results for reporting periods during 2018 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. These financial statements include additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the three months ended March 31, 2018. This includes the presentation of financial results during 2018 under ASC 605 for comparison to the prior year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include but are not limited to: the collectability of our receivables; the useful lives of our property and equipment and other lease-related assets, liabilities and costs; the benefit period for deferred commissions; the valuation of investments and the determination of other-than-temporary impairments; and the reported amounts of accrued liabilities. For revenue, we make estimates and assumptions related to the standalone selling prices of our products and services and the nature and timing of the delivery of performance obligations from our contracts with customers. We also use estimates in stock-based compensation, income taxes and business combinations. Actual results could differ from those estimates.
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
We operate our business as one operating segment. Our chief operating decision makers are our Chief Executive Officer and Interim Chief Financial Officer, who review financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Revenue Recognition - ASC 606
We generate revenues primarily in the form of software license fees and related maintenance and services fees. Software license revenues include fees from the sales of perpetual, term and subscription licenses. Maintenance and services revenues primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available), training and professional services.
We recognize revenues related to our contracts with customers based on the following criteria:

•	the contract contains reasonable evidence of approval and both parties' commitment to perform their respective obligations;

•	the contract includes identifiable rights to goods and services to be transferred and payment terms related to the transfer of those goods and services;

•	the contract has commercial substance; and

•	collection of substantially all of the consideration we are entitled to under the contract is probable.
We identify performance obligations in our contracts with customers, which may include software licenses and/or related maintenance and services. We determine the transaction price based on the amount we expect to be entitled to in exchange for transferring the promised goods or services to the customer. We allocate the transaction price in the contract to each distinct performance obligation in an amount that depicts the relative amount of consideration we expect to receive in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied.
Our contract payment terms are typically net 30 days. We assess collectability based on a number of factors including collection history and creditworthiness of the customer, and we may mitigate exposures to credit risk by requiring payments in advance. If we determine that collectability related to a contract is not probable, we may not record revenue until collectability becomes probable at a later date.
Our revenues are recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities.
Nature of Products and Services
Our on-premises software licenses are sold both perpetually and through term-based license agreements. These licensing arrangements provide customers with the same product functionality and differ mainly in the duration over which the customer benefits from the software. We deliver our software licenses electronically. Electronic delivery occurs when we provide the customer with access to the software and license key via a secure portal. Revenue from on-premises software licenses is generally recognized upfront at the point in time when the software is made available to the customer.
When purchasing an on-premises software license, a customer typically bundles with a maintenance services agreement and may also purchase training and/or professional services. Maintenance services agreements consist of fees for providing software updates on a when and if available basis and for providing technical support for software products for a specified term. We believe that our when and if available software updates and technical support each have the same pattern of transfer to the customer and are substantially the same. Therefore, we consider these to be a single distinct performance obligation. Revenues allocated to maintenance services are recognized ratably as the services are provided. Revenues related to training services are billed on a fixed fee basis and are recognized as the services are delivered. Payments received in advance of services performed are deferred and recognized when the related services are performed. Revenues related to professional services are billed on a time and materials basis and are recognized as the services are performed.
We also provide cloud-based subscriptions, which allow customers to access our software during a contractual period without taking possession of the software. We recognize revenue related to these cloud-based subscriptions ratably over the life of the subscription agreement beginning when the customer first has access to the software. Revenues from our cloud-based subscriptions are included in license revenues.
Judgments and Estimates
Our contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately from one another sometimes requires judgment.
Judgment is required to determine standalone selling prices (“SSP”) for each distinct performance obligation. We typically have more than one SSP for each of our products and services based on customer stratification, which is based on the size of the customer, their geographic region and market segment. We use other comparable software license sales to determine SSPs for perpetual software licenses. For our cloud-based subscriptions and for maintenance services, training and professional services, SSPs are generally observable using standalone sales and/or renewals. Our on-premises term-based software licenses generally do not have directly observable inputs for determining SSP. Therefore, we determine SSP using other observable inputs including customer buying patterns, renewal rates, cumulative spend comparisons and other industry data.
We evaluate contracts that include options to purchase additional goods or services to determine whether or not the options give rise to a separate performance obligation that is material. If we determine the options are material, the revenue allocated to such options is not recognized until the option is exercised or the option expires.
Our revenue recognition accounting policy for ASC 605 is included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 26, 2018. We applied the revenue recognition accounting policy for ASC 605 to our disclosures in Note 6, which include amounts presented for 2018. There were no changes to the ASC 605 policy during the first quarter of 2018.
Assets Recognized from the Costs to Obtain a Contract with a Customer
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to our sales incentive programs meet the requirements to be capitalized and deferred. Assets recorded are included in other current assets and other long-term assets. We amortize these deferred costs proportionate with related revenues over four years, which is generally longer than the term of the initial contract because of anticipated renewals as sales commissions for renewals are not commensurate with sales commissions related to our initial contracts.
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
We extend credit to customers based upon an evaluation of the customer's financial condition. As of March 31, 2018 and December 31, 2017, no individual customer accounted for 10% or more of total accounts receivable. For the three months ended March 31, 2018 and 2017, no individual customer represented 10% or more of our total revenues.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 related to revenue recognition and later issued additional ASUs including ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-14, all of which clarified certain aspects of ASU 2014-09, and together with ASU 2014-09, which we refer to collectively as the new revenue recognition standard. The new revenue recognition standard changed the way we recognize revenue, including the identification of contractual performance obligations and the allocation of transaction price, to depict the transfer of promised goods or services to customers at the amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We adopted the new revenue recognition standard in the first quarter of 2018 on a modified retrospective basis and applied the new revenue recognition standard only to contracts that were not completed contracts prior to January 1, 2018. Upon adoption, we recorded an adjustment of $146.8 million to our accumulated deficit. The adjustment was offset by a $105.9 million reduction to deferred revenue, which was primarily related to on-premises term licenses, and the addition of a $40.9 million contract asset.

The new revenue recognition standard materially impacts the timing of revenue recognition related to our on-premises term license agreements. Prior to our adoption of the new revenue recognition standard, we historically recognized revenue related to on-premises term license agreements ratably over the term of the licensing agreement. Under the new revenue recognition standard, revenue allocable to the license portion of the arrangement is recognized upon delivery of the license. Maintenance revenue related to on-premises term license agreements continue to be recognized ratably over the term of the licensing agreement. Under the new revenue recognition standard, we allocate total transaction price to performance obligations based on estimated standalone selling prices, which impacts the timing of revenue recognition depending on when each performance obligation is recognized. These impacts to the timing of revenue recognition also affect our deferred revenue balances.
The new revenue recognition standard requires the capitalization of certain incremental costs of obtaining a contract, which impacts the period in which we record our sales commissions expense. Prior to our adoption of the new revenue recognition standard, we recognized sales commissions expense as incurred. Under the new revenue recognition standard, we are required to recognize these expenses over the period of benefit associated with these costs. This results in a deferral of sales commissions expense each period. Upon adoption, we reduced our accumulated deficit by $25.5 million and recognized an offsetting asset for deferred sales commissions related to contracts that were not completed contracts prior to January 1, 2018.
For further discussion regarding the impacts of adopting the new revenue recognition standard, see Note 6.
In October 2016, the FASB issued ASU 2016-16 related to the accounting for income tax effects on intra-entity asset transfers of assets other than inventory. The new guidance requires reporting entities to recognize tax expense from the sale of assets when the transfer occurs, even though the pre-tax effects of the transaction are eliminated in consolidation. We adopted the new standard in the first quarter of 2018 on a modified retrospective basis. The adoption resulted in the recognition of a U.S. deferred tax asset, which was fully offset by a corresponding increase to the valuation allowance on our U.S. federal and state deferred income tax assets, and therefore did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02 related to lease accounting. The new guidance will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases that do not meet the definition of a short-term lease. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective transition. Under the new standard we anticipate that our current real estate leases will continue to be classified as operating leases and a significant amount of our currently outstanding operating lease commitments will be recorded to the balance sheet as right-of-use assets with corresponding lease liabilities. Our evaluation of the new standard will extend into future periods and we will update our disclosures, including the expected impacts of the new standard, as we progress towards the required adoption date.
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

Note 3. Short-Term and Long-Term Investments
The following tables represent our short-term and long-term investments in available-for-sale securities as of March 31, 2018 and December 31, 2017, based on contractual years to maturity:

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Short-term investments
U.S. treasury securities	$158,727	$—	$(255)	$158,472
U.S. agency securities	21,407	—	(94)	21,313
Corporate bonds	62,058	—	(191)	61,867
Total short-term investments	242,192	—	(540)	241,652
Long-term investments
U.S. treasury securities	99,562	—	(502)	99,060
U.S. agency securities	8,576	—	(71)	8,505
Corporate bonds	50,332	—	(400)	49,932
Total long-term investments	158,470	—	(973)	157,497
Total short-term and long-term investments	$400,662	$—	$(1,513)	$399,149

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Short-term investments
Commercial paper	$9,970	$—	$—	$9,970
U.S. treasury securities	160,206	—	(121)	160,085
U.S. agency securities	9,917	—	(24)	9,893
Corporate bonds	46,901	3	(65)	46,839
Total short-term investments	226,994	3	(210)	226,787
Long-term investments
U.S. treasury securities	79,371	—	(202)	79,169
U.S. agency securities	18,570	—	(102)	18,468
Corporate bonds	50,880	—	(153)	50,727
Total long-term investments	148,821	—	(457)	148,364
Total short-term and long-term investments	$375,815	$3	$(667)	$375,151
As of March 31, 2018 and December 31, 2017, there were no investments that had been in a net loss position for 12 months or greater. The unrealized losses on investments as of March 31, 2018 were primarily caused by increases in interest rates. None of the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2018.
Note 4. Fair Value Measurements
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
The following tables present the fair value of our financial assets using the fair value hierarchy as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Money market funds	$553,667	$—	$—	$553,667
Short-term investments
U.S. treasury securities	—	158,472	—	158,472
U.S. agency securities	—	21,313	—	21,313
Corporate bonds	—	61,867	—	61,867
Long-term investments
U.S. treasury securities	—	99,060	—	99,060
U.S. agency securities	—	8,505	—	8,505
Corporate bonds	—	49,932	—	49,932
Total	$553,667	$399,149	$—	$952,816

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Money market funds	$582,835	$—	$—	$582,835
Commercial paper	—	8,984	—	8,984
Short-term investments
Commercial paper	—	9,970	—	9,970
U.S. treasury securities	—	160,085	—	160,085
U.S. agency securities	—	9,893	—	9,893
Corporate bonds	—	46,839	—	46,839
Long-term investments
U.S. treasury securities	—	79,169	—	79,169
U.S. agency securities	—	18,468	—	18,468
Corporate bonds	—	50,727	—	50,727
Total	$582,835	$384,135	$—	$966,970
We did not have any investments in prime money market funds as of March 31, 2018. We had no financial assets or liabilities measured using Level 3 inputs as of March 31, 2018 and December 31, 2017.

Note 5. Stockholders' Equity
Common Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 75,000,000 shares of Class B common stock at $0.0001 par value per share, and 750,000,000 shares of Class A common stock at $0.0001 par value per share. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each holder of Class B common stock is entitled to ten votes per share and each holder of Class A common stock is entitled to one vote per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions. At its discretion, the board of directors may declare dividends on shares of common stock, subject to the rights of our preferred stockholders, if any. Upon liquidation or dissolution, holders of common stock will receive distributions only after preferred stock preferences have been satisfied.
Preferred Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 10,000,000 shares of preferred stock at $0.0001 par value per share. Our board of directors has the authority to provide for the issuance of all the shares in one or more series. At its discretion, our board of directors may designate the voting rights and preferences of the preferred stock. As of March 31, 2018 and December 31, 2017, no shares of preferred stock were outstanding.
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
During the three months ended March 31, 2018, we repurchased 366,160 shares of our outstanding Class A common stock at an average price of $81.95 per share for $30.0 million. During the three months ended March 31, 2017, we repurchased 383,411 shares of our outstanding Class A common stock at an average price of $52.18 per share for $20.0 million. All repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of March 31, 2018, we were authorized to repurchase a remaining $70.0 million of our Class A common stock under our repurchase program.
On April 26, 2018, our board of directors authorized us to repurchase up to an additional $300 million of our Class A common stock under our previously announced stock repurchase program. Including the additional $300 million, we are authorized to repurchase up to a remaining $370.0 million of our Class A common stock under the existing stock repurchase program. As of March 31, 2018, we had repurchased and retired 2,077,105 shares of our Class A common stock, under the existing stock repurchase program, for a total purchase price of $130.0 million.
Note 6. Revenue
We adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2018 on a modified retrospective basis and applied the new standard only to contracts that were not completed contracts prior to January 1, 2018. See Note 2 for a description of our ASC 606 revenue recognition accounting policy. Financial results for reporting periods during 2018 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with amounts previously disclosed under ASC 605. This note includes additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the three months ended March 31, 2018. This includes the presentation of financial results during 2018 under ASC 605 for comparison to the prior year. Our revenue recognition accounting policy for ASC 605 is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 26, 2018. There were no changes to our ASC 605 policy during the first quarter of 2018.

Condensed Consolidated Balance Sheets (Unaudited) - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on our condensed consolidated balance sheets as of March 31, 2018:

	March 31, 2018			December 31, 2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$623,994	$—	$623,994	$627,878
Short-term investments	241,652	—	241,652	226,787
Accounts receivable, net	132,611	—	132,611	203,366
Prepaid expenses and other current assets	98,461	(68,249)	30,212	30,514
Income taxes receivable	883	—	883	673
Total current assets	1,097,601	(68,249)	1,029,352	1,089,218
Long-term investments	157,497	—	157,497	148,364
Property and equipment, net	101,121	—	101,121	106,753
Goodwill	35,083	—	35,083	35,083
Deferred income taxes	4,215	1,589	5,804	5,287
Other long-term assets	35,139	(21,264)	13,875	14,090
Total assets	$1,430,656	$(87,924)	$1,342,732	$1,398,795
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,817	$—	$2,817	$4,448
Accrued compensation and employee-related benefits	81,268	—	81,268	96,390
Other accrued liabilities	41,935	—	41,935	37,722
Income taxes payable	4,467	1,826	6,293	4,743
Deferred revenue	314,698	104,407	419,105	419,426
Total current liabilities	445,185	106,233	551,418	562,729
Deferred revenue	21,687	5,521	27,208	28,058
Other long-term liabilities	53,911	(746)	53,165	54,385
Total liabilities	520,783	111,008	631,791	645,172
Stockholders' equity
Common stock	8	—	8	8
Additional paid-in capital	1,205,459	—	1,205,459	1,168,563
Accumulated other comprehensive loss	(10,571)	(1,972)	(12,543)	(11,991)
Accumulated deficit	(285,023)	(196,960)	(481,983)	(402,957)
Total stockholders' equity	909,873	(198,932)	710,941	753,623
Total liabilities and stockholders' equity	$1,430,656	$(87,924)	$1,342,732	$1,398,795

Condensed Consolidated Statements of Operations (Unaudited) - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on our condensed consolidated statement of operations for the three months ended March 31, 2018:

	Three Months Ended March 31,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Revenues
License	$108,793	$(3,127)	$105,666	$97,244
Maintenance and services	137,414	(19,036)	118,378	102,662
Total revenues	246,207	(22,163)	224,044	199,906
Cost of revenues
License	3,954	(52)	3,902	3,267
Maintenance and services	28,471	61	28,532	23,388
Total cost of revenues	32,425	9	32,434	26,655
Gross profit	213,782	(22,172)	191,610	173,251
Operating expenses
Sales and marketing	138,406	4,607	143,013	118,018
Research and development	93,505	—	93,505	84,302
General and administrative	32,250	—	32,250	24,445
Total operating expenses	264,161	4,607	268,768	226,765
Operating loss	(50,379)	(26,779)	(77,158)	(53,514)
Other income, net	1,462	(38)	1,424	1,225
Loss before income tax expense (benefit)	(48,917)	(26,817)	(75,734)	(52,289)
Income tax expense (benefit)	(2,445)	5,737	3,292	2,358
Net loss	$(46,472)	$(32,554)	$(79,026)	$(54,647)
Condensed Consolidated Statements of Comprehensive Loss (Unaudited) - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on our condensed consolidated statement of comprehensive loss for the three months ended March 31, 2018:

	Three Months Ended March 31,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Net loss	$(46,472)	$(32,554)	$(79,026)	$(54,647)
Other comprehensive income (loss), net of tax:
Foreign currency translation	586	(289)	297	(824)
Net unrealized loss on available-for-sale securities	(849)	—	(849)	—
Comprehensive loss	$(46,735)	$(32,843)	$(79,578)	$(55,471)

Condensed Consolidated Statements of Cash Flows (Unaudited) - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on our condensed consolidated statement of cash flows for the three months ended March 31, 2018:

	Three Months Ended March 31,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Operating activities
Net loss	$(46,472)	$(32,554)	$(79,026)	$(54,647)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	9,647	—	9,647	13,435
Amortization of premiums on investments, net	118	—	118	—
Stock-based compensation expense	55,763	—	55,763	49,195
Deferred income taxes	(4,226)	3,869	(357)	128
Changes in operating assets and liabilities
Accounts receivable, net	73,012	—	73,012	76,878
Prepaid expenses and other assets	(22,891)	23,230	339	11,270
Income taxes receivable	(194)	—	(194)	6
Deferred revenue	(7,507)	3,521	(3,986)	4,008
Accounts payable and accrued liabilities	(4,279)	—	(4,279)	(16,620)
Income taxes payable	(356)	1,825	1,469	842
Net cash provided by operating activities	52,615	(109)	52,506	84,495
Investing activities
Purchases of property and equipment	(5,251)	—	(5,251)	(23,238)
Purchases of investments	(102,450)	—	(102,450)	—
Maturities of investments	77,385	—	77,385	—
Sales of investments	99	—	99	—
Net cash used in investing activities	(30,217)	—	(30,217)	(23,238)
Financing activities
Proceeds from issuance of common stock	2,492	—	2,492	4,309
Repurchases of common stock	(30,007)	—	(30,007)	(20,008)
Net cash used in financing activities	(27,515)	—	(27,515)	(15,699)
Effect of exchange rate changes on cash and cash equivalents	1,233	109	1,342	374
Net increase (decrease) in cash and cash equivalents	(3,884)	—	(3,884)	45,932
Cash and cash equivalents
Beginning of period	627,878	—	627,878	908,717
End of period	$623,994	$—	$623,994	$954,649

Disclosures Related to our Contracts with Customers
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. We record assets for amounts related to performance obligations that are satisfied but not yet billed and/or collected. These assets are recorded as contract assets rather than receivables when receipt of the consideration is conditional on something other than the passage of time. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current deferred revenue.
Contract Assets and Contract Liabilities
A summary of the activity impacting our contract assets during the three months ended March 31, 2018 is presented below:

Contract Assets
(in thousands)
Balances at December 31, 2017	$—
Adoption of ASC 606	40,854
Contract assets transferred to receivables	(1,315)
Additions to contract assets	21,127
Balances at March 31, 2018	$60,666
As of March 31, 2018, our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in other current assets. There were no impairments of contract assets during the three months ended March 31, 2018.
A summary of the activity impacting our deferred revenue balances during the three months ended March 31, 2018 is presented below:

Deferred Revenue
(in thousands)
Balances at December 31, 2017	$447,484
Adoption of ASC 606	(105,933)
Deferred revenue recognized	(120,820)
Additional amounts deferred	115,654
Balances at March 31, 2018	$336,385
Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We amortize these deferred costs proportionate with related revenues over four years.
A summary of the activity impacting our deferred contract costs during the three months ended March 31, 2018 is presented below:

Deferred Contract Costs
(in thousands)
Balances at December 31, 2017	$—
Adoption of ASC 606	25,489
Additional contract costs deferred	6,736
Amortization of deferred contract costs	(2,048)
Balances at March 31, 2018	$30,177
As of March 31, 2018, $8.9 million of our deferred contract costs are expected to be amortized within the next 12 months and therefore are included in other current assets. The remaining amount of our deferred contract costs are included in other long-term assets. There were no impairments of assets related to deferred contract costs during the three months ended March 31, 2018. There were no assets recognized related to the costs to fulfill contracts during the three months ended March 31, 2018 as these costs were not material.
Remaining Performance Obligations
Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include additional performance obligations that are not yet recorded in the consolidated balance sheets. As of March 31, 2018, amounts allocated to these additional contractual obligations are $114.5 million, of which we expect to recognize $93.1 million as revenue over the next 24 months with the remaining amount thereafter.
Note 7. Stock-Based Compensation
Our 2004 Equity Incentive Plan (the "2004 Plan") authorized the granting of options to purchase shares of our Class B common stock, restricted stock units ("RSUs") and other stock-based awards to our employees, consultants, officers and directors. Our 2013 Equity Incentive Plan, as amended, (the "2013 Plan" and, together with the 2004 Plan, the "Plans"), which is the successor to our 2004 Plan, authorizes the granting of options to purchase shares of our Class A common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors. Options granted under the Plans may be incentive or nonstatutory stock options. Incentive stock options may only be granted to employees. The term of each option is stated in the award agreement but shall be no more than ten years from the date of grant. The board of directors determines the period over which options and RSUs become vested. Currently, the vesting period for our options and RSUs is typically four years.
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
A summary of the option activity during the three months ended March 31, 2018 follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2017	3,017,113	$10.13
Options exercised	(216,308)	11.52
Balances at March 31, 2018	2,800,805	$10.03	4.09	$198,276
Vested and expected to vest at March 31, 2018	2,800,805	$10.03	4.09	$198,276
Exercisable at March 31, 2018	2,753,930	$9.26	4.01	$197,059
The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option.

A summary of the RSU activity during the three months ended March 31, 2018 follows:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Non-Vested outstanding at December 31, 2017	7,178,015	$62.79
RSUs granted	2,376,440	83.32
RSUs vested	(1,222,641)	65.24
RSUs forfeited	(238,327)	63.38
Non-Vested outstanding at March 31, 2018	8,093,487	$68.43
An RSU award entitles the holder to receive shares of our Class A common stock as the award vests, which is generally based on length of service. Our non-vested RSUs do not have nonforfeitable rights to dividends or dividend equivalents. For awards subject to technology milestones, we recognize compensation cost over the estimated requisite service period if we believe it is probable that the associated technology milestone will be met. If our assessment of the probability of the technology milestone being met changes, we recognize the impact of the change in estimate in the period of the change.
Stock-based compensation expense is amortized using the straight-line method over the requisite service period. We account for forfeitures as they occur. As of March 31, 2018, total unrecognized compensation expense related to stock options and non-vested RSUs was $519.1 million, which is expected to be recognized over a weighted average period of 2.9 years.
The summary of shares available for issuance of equity-based awards (including stock options, RSUs and shares issuable under our 2013 ESPP) during the three months ended March 31, 2018 follows:

	Shares Available for Grant
	2013 Plan	2013 ESPP
Balances at December 31, 2017	7,207,291	3,666,392
Authorized	4,023,117	804,623
Granted	(2,376,440)	—
Forfeited	238,327	—
Balances at March 31, 2018	9,092,295	4,471,015
Note 8. Income Taxes
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
Our effective tax rate is impacted by and differs from the federal statutory rate primarily due to the full valuation allowance on our U.S. federal and state deferred tax assets, the effect of income or losses incurred in foreign jurisdictions where the statutory tax rate differs from the federal statutory rate and non-deductible stock-based compensation.
We recognized an income tax benefit of $2.4 million under ASC 606 for the three months ended March 31, 2018 compared to an income tax expense of $2.4 million for three months ended March 31, 2017. Our effective tax rate was 5.0% and (4.5)% for the three months ended March 31, 2018 and 2017, respectively. The difference in the effective tax rates between the three month periods is primarily attributable to additional income as a result of our adoption of ASC 606 combined with a year to date tax benefit in foreign jurisdictions, which was increased by the recognition of excess tax benefits of stock-based compensation during the period.
We recognized an income tax expense of $3.3 million under ASC 605 for the three months ended March 31, 2018 compared to an income tax expense of $2.4 million for the three months ended March 31, 2017. Our effective tax rate was (4.3)% and (4.5)% for the three months ended March 31, 2018 and 2017, respectively. The difference in the effective tax rates between the three month periods was related to an increase in taxes in foreign jurisdictions, offset by an income tax benefit from the recognition of excess tax benefits of stock-based compensation during the three months ended March 31, 2018. The difference in effective tax rates between ASC 606 and ASC 605 is primarily attributable to the differences in the amount of revenue recognized under ASC 606 as compared to ASC 605.
As a result of adopting ASC 606 in the first quarter of 2018, we recognized an immaterial amount of net deferred tax liabilities, which reduced our opening adjustment to stockholders' equity. During the first quarter of 2018, we also adopted ASU 2016-16 and recognized a U.S. deferred tax asset, which was fully offset by a corresponding increase to the valuation allowance on our U.S. federal and state deferred income tax assets.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years. As of March 31, 2018, we maintain a full valuation allowance on our U.S. federal and state deferred tax assets.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed with an effective date of January 1, 2018. The Act, which significantly revised U.S. tax law, included many important changes. On the same day, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to assist in addressing uncertainty in applying GAAP to the accounting and reporting of tax reform changes related to the Act. We considered these changes, including all available guidance, in determining our income tax provision for the period ending December 31, 2017. As of March 31, 2018, we have not yet completed our analysis of historical foreign earnings as well as potential correlative adjustments. As we complete the analysis, any subsequent adjustment to these amounts may be recorded to current income tax expense in that period. We expect to complete our analysis within the measurement period in accordance with SAB 118. No adjustments to the provisional amount have been made.
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
Note 9. Commitments and Contingencies
Operating Lease Commitments and Expected Sublease Receipts
As of March 31, 2018, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2029. The following table represents our non-cancellable minimum lease payments, net of future expected sublease payments to be received under non-cancellable subleases, remaining as of March 31, 2018 (in thousands):

Period Ending	Operating Lease Commitments	Expected Sublease Receipts	Net
Remainder of 2018	$33,177	$(6,793)	$26,384
2019	41,480	(10,606)	30,874
2020	43,138	(7,113)	36,025
2021	43,603	(1,180)	42,423
2022	43,216	(597)	42,619
Thereafter	176,759	(121)	176,638
Total	$381,373	$(26,410)	$354,963
Contractual Commitments
Our contractual commitments are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. There have been no material changes in our contractual commitments compared to those discussed in Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

	Three Months Ended March 31,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
United States and Canada	$167,799	$(13,356)	$154,443	$141,496
International	78,408	(8,807)	69,601	58,410
Total revenues	$246,207	$(22,163)	$224,044	$199,906
For the three months ended March 31, 2018 and 2017, no individual country other than the United States represented 10% or more of our total revenues. Revenues from Canada represented less than 5% of our total revenues.

Note 11. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share for the three months ended March 31, 2018 and 2017 and includes additional information regarding the impacts from the adoption of the new revenue recognition standard for the three months ended March 31, 2018:

	Three Months Ended March 31,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands, except per share amounts)
Net loss per share - basic and diluted
Net loss	$(46,472)	$(32,554)	$(79,026)	$(54,647)
Weighted average shares outstanding used to compute basic and diluted net loss per share	81,039		81,039	77,416
Net loss per share - basic and diluted	$(0.57)		$(0.98)	$(0.71)
The following shares were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Shares subject to outstanding common stock awards	11,193	12,658

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 26, 2018.
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
We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. We were founded in January 2003, and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010 and our first version of Tableau Online in July 2013. Building on our foundational technology innovations, we continue to expand and improve our platform. Our most recent release, Tableau 2018.1, expanded our platform to include new web authoring capabilities. Tableau Server and Tableau Online customers can connect to data sources through the web and engage in end-to-end web authoring through their browser. In April 2018, we introduced Tableau Prep, a new data preparation product that integrates directly into the Tableau analytical workflow and can be shared with Tableau Server or Tableau Online. In April 2018, we also introduced new subscription offerings to help organizations scale analytics. Tableau Creator, Explorer and Viewer subscriptions each provide tailored combinations of new and existing analytical capabilities that are designed for different user needs from sophisticated analysts to casual users.
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions and non-profits. As of March 31, 2018, we had over 74,000 customer accounts. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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

We generate revenues primarily in the form of software license fees and related maintenance and services fees. Software license revenues include fees from the sales of perpetual, term and subscription licenses to new and existing customers. Revenues from term and subscription licenses have been increasing in recent periods as we have been transitioning to a more subscription-based business model. Revenues from term and subscription licenses include license revenues from Tableau Online, enterprise license agreements, term license sales and OEM arrangements. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total license revenues as demand from our customer base continues to shift to cloud-based and subscription products and as our customers enter into additional enterprise license agreements.
Maintenance and services revenues primarily consist of revenues recognized from the sale of maintenance agreements (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably over the maintenance period. When purchasing a software license, a customer typically also purchases one year of maintenance service and has the opportunity to renew maintenance service annually thereafter. Some customers provide purchase commitments upfront for multiple years of subscription-based software licenses and maintenance services. We expect that maintenance and services revenues will continue to become a larger percentage of our total revenues as our customer base grows. We expect that the shift to a more subscription-based business model will result in a larger proportion of our total revenues that will be recognized from recurring sources and make our revenues more predictable.
We adopted the new revenue recognition accounting standard Accounting Standards Codification (“ASC”) 606 effective January 1, 2018 on a modified retrospective basis. Our results of operations as presented within the following discussion and analysis includes financial results for reporting periods during 2018, which are disclosed in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. We have included additional information regarding the impacts from the adoption of the new revenue recognition standard for the three months ended March 31, 2018 and included financial results during 2018 under ASC 605 for comparison to the prior year. See Note 2 to the accompanying notes to the condensed consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.
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
With approximately 32% of our total ASC 606 revenues from customers located outside the United States and Canada for the three months ended March 31, 2018, we believe there is significant opportunity to expand our international business. Our products currently support eight languages, and we are expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased software license sales in the fourth quarter, as a result of industry buying patterns, has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter. The impacts from our adoption of the new revenue recognition standard should be considered when comparing total ASC 606 revenues from the first quarter of 2018 to total ASC 605 revenues from the fourth quarter of 2017. We have presented total ASC 605 revenues for the first quarter of 2018 below for comparability against the prior quarter.
We continue to expand our customer base. As of March 31, 2018, we had over 74,000 customer accounts compared to over 57,000 customer accounts as of March 31, 2017.
During the three months ended March 31, 2018, we closed 301 sales transactions greater than $100,000, compared to 294 during the three months ended March 31, 2017. We had 13 customer accounts that purchased greater than $1.0 million during the three months ended March 31, 2018, compared to 10 during the three months ended March 31, 2017. We anticipate that the quantity of sales transactions greater than $100,000 and quantity of customer accounts that purchase more than $1.0 million during the quarter will continue to fluctuate on a quarter by quarter basis. These metrics are impacted by our transition to a more subscription-based business model as the unit sales price of each subscription license is lower than a comparable perpetual license.

We use Subscription Annual Recurring Revenue (“Subscription ARR”) and Total Annual Recurring Revenue (“Total ARR”) to assess the results of our transition to a more subscription-based business model. Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period. Subscription ARR includes term licenses and renewals, subscription enterprise license agreements and Tableau Online subscriptions and renewals, and excludes distribution OEM license agreements and perpetual-style enterprise license agreements. As of March 31, 2018, Subscription ARR was $237.5 million, up from $72.0 million as of March 31, 2017. Total ARR represents the annualized recurring value of all active contracts at the end of a reporting period. Total ARR includes Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period. As of March 31, 2018, Total ARR was $641.9 million, up from $439.0 million as of March 31, 2017.
We measure renewal rates for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our renewal rate is measured three months after the 12-month period ends to account for late renewals. Our renewal rate for the 12-month period ended December 31, 2017 was over 90%.
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
Investment in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase adoption of our products within our existing customer base, both domestically and internationally. Our ability to increase adoption among existing customers is important to our business model. We operate in a rapidly growing analytics and business intelligence software market. We believe that we are well-positioned in the market to expand our customer base and to increase adoption of our products within and across our existing customers, including further adoption of our term and subscription software licenses. Our term and subscription pricing reduces initial investment costs, allowing customers to more easily deploy Tableau at scale. We have recently introduced new subscription offerings to help organizations scale analytics. These offerings provide tailored combinations of new and existing analytical capabilities that are designed for different user needs from sophisticated analysts to casual users. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total license revenues as demand from our customer base shifts to cloud-based and subscription products and as our customers enter into additional enterprise license agreements.
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
Investment in Innovation and Advancement of Our Products
Our performance is also dependent on the investments we make in our R&D efforts and in our ability to continue to innovate, improve our platform, adapt to new technologies or changes to existing technologies and allow our customers to analyze data from a large and expanding range of data stores. We intend to continue to invest in product innovation and leadership, including hiring top technical talent, focusing on core technology innovation and maintaining an agile organization that supports rapid release cycles.
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

Mix and Timing of Sales
Our business model results in a wide variety of sales transaction sizes. The time it takes to close a transaction, defined as the time between when a sales opportunity is entered into our customer relationship management system until when a related license agreement is signed with the customer, generally varies with the size of the transaction. Our enterprise license agreements generally have more extended sales cycles and take longer to close.
Components of Operating Results
Revenues
License revenues.  License revenues consist of revenues recognized from the sale of perpetual, term and subscription licenses to new and existing customers. Our on-premises software licenses are sold both perpetually and through term-based license agreements. We also generate license revenues from the sale of software OEM arrangements and from sales of Tableau Online, a cloud-based subscription, which allows customers to access our software during a contractual period without taking possession of the software. Revenues from our cloud-based subscriptions are included in license revenues. We adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2018 on a modified retrospective basis. The new revenue recognition standard materially impacts the way we recognize revenues related to our on-premises term-based software license agreements. See Note 2 to the accompanying notes to the condensed consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.
Maintenance and services revenues.  Maintenance and services revenues consist of revenues recognized from the sale of maintenance agreements (including support and unspecified upgrades and enhancements when and if they are available) and, to a lesser extent, for training and professional services. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably over the maintenance period. When purchasing a software license, a customer typically also purchases one year of maintenance service and has the opportunity to renew maintenance service annually thereafter. Some customers provide purchase commitments upfront for multiple years of subscription-based software licenses and maintenance services.
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
Sales and marketing.  Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, including the amortization of deferred costs of obtaining contracts with customers, other marketing and travel-related costs and allocated overhead, which includes facilities-related costs. We expect sales and marketing expenses to continue to increase, in absolute dollars, for the remainder of 2018 compared to 2017 primarily due to growth in our sales and marketing organization, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating expenses as we continue to expand our business.
Research and development.  R&D expenses primarily consist of personnel-related costs attributable to our R&D personnel and contractors, as well as allocated overhead, which includes facilities-related costs. We have devoted our product development efforts primarily to incorporate additional features, improve our platform, support additional languages, develop new products and adapt to new technologies or changes to existing technologies. We expect that our R&D expenses will continue to increase, in absolute dollars, for the remainder of 2018 compared to 2017 as we increase our R&D headcount to further enhance and develop our products.
General and administrative.  General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, legal, human resources and administrative personnel, allocated overhead, which includes facilities-related costs, as well as outsourced legal, accounting and other professional services fees. We expect that general and administrative expenses will continue to increase, in absolute dollars, for the remainder of 2018 compared to 2017 as we further expand our operations both domestically and internationally.
Other Income (Expense), Net
Other income (expense), net consists primarily of gains and losses on foreign currency transactions and interest income on our cash and cash equivalents and investment balances. We expect interest income will continue to increase, in absolute dollars, for the remainder of 2018 as compared to 2017 due to interest income associated with our investments in fixed income securities, which we began investing in during the third quarter of 2017, and due to rising interest rates.
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
We adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2018 on a modified retrospective basis. See Note 2 to the accompanying notes to the condensed consolidated financial statements for additional information related to our adoption of the new revenue recognition standard. There were no other material changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on February 26, 2018.
Recent Accounting Pronouncements
The anticipated impact of recent accounting pronouncements is discussed in Note 2 to the accompanying notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. We adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2018 on a modified retrospective basis. Our results of operations presented in the following tables include financial results for reporting periods during 2018, which are disclosed in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. We have included additional information regarding the impacts from the adoption of the new revenue recognition standard for the quarter ended March 31, 2018 and included financial results during 2018 under ASC 605 for comparison to the prior year. See Note 2 to the accompanying notes to the condensed consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.

	Three Months Ended March 31,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$108,793	$(3,127)	$105,666	$97,244
Maintenance and services	137,414	(19,036)	118,378	102,662
Total revenues	246,207	(22,163)	224,044	199,906
Cost of revenues
License	3,954	(52)	3,902	3,267
Maintenance and services	28,471	61	28,532	23,388
Total cost of revenues (1)	32,425	9	32,434	26,655
Gross profit	213,782	(22,172)	191,610	173,251
Operating expenses
Sales and marketing (1)	138,406	4,607	143,013	118,018
Research and development (1)	93,505	—	93,505	84,302
General and administrative (1)	32,250	—	32,250	24,445
Total operating expenses	264,161	4,607	268,768	226,765
Operating loss	(50,379)	(26,779)	(77,158)	(53,514)
Other income, net	1,462	(38)	1,424	1,225
Loss before income tax expense (benefit)	(48,917)	(26,817)	(75,734)	(52,289)
Income tax expense (benefit)	(2,445)	5,737	3,292	2,358
Net loss	$(46,472)	$(32,554)	$(79,026)	$(54,647)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenues	$2,987	$2,577
Sales and marketing	20,015	18,092
Research and development	25,157	23,515
General and administrative	7,604	5,011

	Three Months Ended March 31,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)
	(as a percentage of total revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	44.2%	47.2%	48.6%
Maintenance and services	55.8%	52.8%	51.4%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues
License	1.6%	1.7%	1.6%
Maintenance and services	11.6%	12.7%	11.7%
Total cost of revenues	13.2%	14.5%	13.3%
Gross profit	86.8%	85.5%	86.7%
Operating expenses
Sales and marketing	56.2%	63.8%	59.0%
Research and development	38.0%	41.7%	42.2%
General and administrative	13.1%	14.4%	12.2%
Total operating expenses	107.3%	120.0%	113.4%
Operating loss	(20.5)%	(34.4)%	(26.8)%
Other income, net	0.6%	0.6%	0.6%
Loss before income tax expense (benefit)	(19.9)%	(33.8)%	(26.2)%
Income tax expense (benefit)	(1.0)%	1.5%	1.2%
Net loss	(18.9)%	(35.3)%	(27.3)%

Comparison of Three Months Ended March 31, 2018 and 2017
Revenues

	Three Months Ended March 31,
	2018			2017	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Revenues
License	$108,793	$(3,127)	$105,666	$97,244	11.9%	8.7%
Maintenance and services	137,414	(19,036)	118,378	102,662	33.9%	15.3%
Total revenues	$246,207	$(22,163)	$224,044	$199,906	23.2%	12.1%
Total ASC 605 revenues were $224.0 million for the three months ended March 31, 2018 compared to $199.9 million for the three months ended March 31, 2017, an increase of $24.1 million. The increase in total ASC 605 revenues was largely related to an increase in maintenance and services revenues resulting from our growing customer base. For example, as of March 31, 2018, we had over 74,000 customer accounts compared to over 57,000 customer accounts as of March 31, 2017.
ASC 605 license revenues were $105.7 million for the three months ended March 31, 2018 compared to $97.2 million for the three months ended March 31, 2017, an increase of $8.4 million. The increase in ASC 605 license revenues was impacted by the continued growth in customer demand for our term and subscription licenses. Revenues from term and subscription licenses represented approximately 54% of total ASC 605 license revenues during the three months ended March 31, 2018 as compared to approximately 19% during the three months ended March 31, 2017. Our term and subscription licenses have lower unit sales prices and are generally recognized ratably under ASC 605 as compared to our perpetual licenses, which have comparably higher unit sales prices and are recognized upfront under ASC 605. The growth in customer demand for our term and subscription licenses has also increased the amount of amortized license revenues under ASC 605 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
ASC 605 maintenance and services revenues were $118.4 million for the three months ended March 31, 2018 compared to $102.7 million for the three months ended March 31, 2017, an increase of $15.7 million, driven by our growing customer base. Total ASC 605 revenues derived from our customer accounts outside of the United States and Canada increased, as a percentage of total ASC 605 revenues, to 31% for the three months ended March 31, 2018 from 29% for the three months ended March 31, 2017.
Total ASC 606 revenues were $246.2 million for the three months ended March 31, 2018 compared to total ASC 605 revenues of $224.0 million. The new revenue recognition standard materially impacts the timing of revenue recognition related to our on-premises term license agreements. Prior to our adoption of the new revenue recognition standard, we historically recognized revenue under ASC 605 related to on-premises term license agreements ratably over the term of the licensing agreement. Term license revenues were then included in license revenues. Under the new revenue recognition standard, revenue allocable to the license portion of the arrangement is recognized in license revenues upon delivery of the license. Maintenance and services revenues continue to be recognized ratably.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2018			2017	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Cost of revenues
License	$3,954	$(52)	$3,902	$3,267	21.0%	19.4%
Maintenance and services	28,471	61	28,532	23,388	21.7%	22.0%
Total cost of revenues	$32,425	$9	$32,434	$26,655	21.6%	21.7%

	Three Months Ended March 31,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)
Gross Margin
License	96.4%	96.3%	96.6%
Maintenance and services	79.3%	75.9%	77.2%
Total gross margin	86.8%	85.5%	86.7%
Total cost of revenues was $32.4 million for the three months ended March 31, 2018 compared to $26.7 million for the three months ended March 31, 2017. The increase of $5.8 million was largely related to an increase in compensation expense of $4.1 million, which includes a $0.4 million increase in stock-based compensation expense, primarily due to headcount growth to support the delivery of our maintenance and services and to support Tableau Online.
Operating Expenses

	Three Months Ended March 31,
	2018			2017	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Operating expenses
Sales and marketing	$138,406	$4,607	$143,013	$118,018	17.3%	21.2%
Research and development	93,505	$—	93,505	84,302	10.9%	10.9%
General and administrative	32,250	$—	32,250	24,445	31.9%	31.9%
Total operating expenses	$264,161	$4,607	$268,768	$226,765	16.5%	18.5%
Sales and Marketing
ASC 605 sales and marketing expenses were $143.0 million for the three months ended March 31, 2018 compared to $118.0 million for the three months ended March 31, 2017. The increase of $25.0 million was largely related to an increase in compensation expense of $18.9 million, which includes a $1.9 million increase in stock-based compensation expense, primarily due to headcount growth. The remainder of the increase was primarily attributable to a $3.0 million increase for travel-related costs.

ASC 606 sales and marketing expenses were $138.4 million for the three months ended March 31, 2018 compared to ASC 605 sales and marketing expenses of $143.0 million for the three months ended March 31, 2018. The difference of $4.6 million relates to the deferral of sales compensation expense under ASC 606. All of our sales compensation costs are expensed as incurred under ASC 605.
Research and Development
Research and development expenses were $93.5 million for the three months ended March 31, 2018 compared to $84.3 million for the three months ended March 31, 2017. The increase of $9.2 million was largely related to an increase in compensation expense of $9.9 million, which includes a $1.6 million increase in stock-based compensation expense, primarily due to headcount growth.
General and Administrative
General and administrative expenses were $32.3 million for the three months ended March 31, 2018 compared to $24.4 million for the three months ended March 31, 2017. The increase of $7.8 million was largely related to an increase in compensation expense of $4.8 million, which includes a $2.6 million increase in stock-based compensation expense, primarily due to headcount growth.
Other Income, Net

	Three Months Ended March 31,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Other income, net	$1,462	$(38)	$1,424	$1,225
Other income, net for the three months ended March 31, 2018 increased primarily due to an increase in interest income earned on our cash equivalent and investment balances.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
Income tax expense (benefit)	$(2,445)	$5,737	$3,292	$2,358
Effective tax rate	5.0%		(4.3)%	(4.5)%
Our ASC 605 effective tax rate for the three months ended March 31, 2018 was (4.3)% compared to (4.5)% for the three months ended March 31, 2017. The difference in the effective tax rates between the three month periods was related to an increase in taxes in foreign jurisdictions, offset by an income tax benefit from the recognition of excess tax benefits of stock-based compensation during the three months ended March 31, 2018.
Our ASC 606 effective tax rate for the three months ended March 31, 2018 was 5.0% compared to (4.5)% for the three months ended March 31, 2017. The difference in the effective tax rates between the three month periods is primarily attributable to additional income as a result of our adoption of ASC 606 combined with a year to date tax benefit in foreign jurisdictions, which was increased by the recognition of excess tax benefits of stock-based compensation during the period. The difference in effective tax rates between ASC 606 and ASC 605 is primarily attributable to the differences in the amount of revenue recognized under ASC 606 as compared to ASC 605.
See Note 8 to the accompanying notes to the condensed consolidated financial statements for additional information.
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
Non-GAAP financial information is adjusted for a tax rate equal to our estimated tax rate on non-GAAP income over a three-year financial projection. This long-term rate is based on our estimated annual GAAP income tax rate forecast, adjusted to account for items excluded from GAAP income in calculating the non-GAAP financial measures. To determine this long-term non-GAAP tax rate, we evaluate a three-year financial projection that excludes the impact of non-cash stock-based compensation expense and expense related to amortization of acquired intangible assets. The long-term non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The long-term non-GAAP tax rates applied to the three months ended March 31, 2018 and 2017 were 20% and 30%, respectively. We applied these same non-GAAP tax rates to our financial results presented in accordance with each ASC 606 and ASC 605. The long-term non-GAAP tax rates applied to the three months ended March 31, 2018 and 2017 assumes our deferred income tax assets will be realized based upon projected future taxable income excluding stock-based compensation expense. We anticipate using the long-term non-GAAP tax rate applied to the three months ended March 31, 2018 in future periods and may provide updates to this rate on an annual basis, or more frequently if material changes occur.
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
Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently. In addition, there are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Because of the significant impact of the adoption of ASC 606 on our results of operations, non-GAAP financial measures for the first quarter of 2018 (computed in accordance with ASC 606) are not as comparable to non-GAAP financial measures for the first quarter of 2017 (computed in accordance with ASC 605). The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge our investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.

The following table summarizes our non-GAAP financial measures:

	Three Months Ended March 31,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
Non-GAAP gross profit	$217,118	$(22,172)	$194,946	$175,923
Non-GAAP gross margin	88.2%		87.0%	88.0%
Non-GAAP operating income (loss)	$5,733	$(26,779)	$(21,046)	$(4,224)
Non-GAAP operating margin	2.3%		(9.4)%	(2.1)%
Non-GAAP net income (loss)	$5,756	$(21,454)	$(15,698)	$(2,099)
Free cash flow	$47,364	$(109)	$47,255	$61,257
The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended March 31,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Gross profit	$213,782	$(22,172)	$191,610	$173,251
Excluding: Stock-based compensation expense attributable to cost of revenues	2,987	—	2,987	2,577
Excluding: Amortization of acquired intangible assets	349	—	349	95
Non-GAAP gross profit	$217,118	$(22,172)	$194,946	$175,923
The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Three Months Ended March 31,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)

Gross margin	86.8%	85.5%	86.7%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.2%	1.3%	1.3%
Excluding: Amortization of acquired intangible assets	0.1%	0.2%	0.0%
Non-GAAP gross margin	88.2%	87.0%	88.0%
The following table presents the reconciliation of operating loss to non-GAAP operating income (loss):

	Three Months Ended March 31,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Operating loss	$(50,379)	$(26,779)	$(77,158)	$(53,514)
Excluding: Stock-based compensation expense	55,763	—	55,763	49,195
Excluding: Amortization of acquired intangible assets	349	—	349	95
Non-GAAP operating income (loss)	$5,733	$(26,779)	$(21,046)	$(4,224)
The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Three Months Ended March 31,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)

Operating margin	(20.5)%	(34.4)%	(26.8)%
Excluding: Stock-based compensation expense	22.6%	24.9%	24.6%
Excluding: Amortization of acquired intangible assets	0.1%	0.2%	0.0%
Non-GAAP operating margin	2.3%	(9.4)%	(2.1)%
The following table presents the reconciliation of net loss to non-GAAP net income (loss) and non-GAAP net income (loss) per basic and diluted common share:

	Three Months Ended March 31,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands, except per share amounts)
Net loss	$(46,472)	$(32,554)	$(79,026)	$(54,647)
Excluding: Stock-based compensation expense	55,763	—	55,763	49,195
Excluding: Amortization of acquired intangible assets	349	—	349	95
Income tax adjustments	(3,884)	11,100	7,216	3,258
Non-GAAP net income (loss)	$5,756	$(21,454)	$(15,698)	$(2,099)

Weighted average shares used to compute non-GAAP basic net income (loss) per share	81,039		81,039	77,416
Effect of potentially dilutive shares: stock awards	4,020		—	—
Weighted average shares used to compute non-GAAP diluted net income (loss) per share	85,059		81,039	77,416

Non-GAAP net income (loss) per share:
Basic	$0.07		$(0.19)	$(0.03)
Diluted	$0.07		$(0.19)	$(0.03)

The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Net cash provided by operating activities	$52,615	$(109)	$52,506	$84,495
Less: Purchases of property and equipment	5,251	$—	5,251	23,238
Free cash flow	$47,364	$(109)	$47,255	$61,257
Net cash used in investing activities	$(30,217)	$—	$(30,217)	$(23,238)
Net cash used in financing activities	$(27,515)	$—	$(27,515)	$(15,699)
Effect of exchange rate changes on cash and cash equivalents	$1,233	$109	$1,342	$374
Non-GAAP Operating Income (Loss)
ASC 605 non-GAAP operating loss for the three months ended March 31, 2018 was $21.0 million compared to a non-GAAP operating loss of $4.2 million for the three months ended March 31, 2017. The decrease was primarily due to increases in our operating expenses relative to our total ASC 605 revenues. Increases in operating expenses were largely related to additional compensation expense, primarily resulting from headcount growth. Our ASC 605 revenue growth was impacted by changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses.
ASC 606 non-GAAP operating income for the three months ended March 31, 2018 was $5.7 million as compared to a ASC 605 non-GAAP operating loss of $21.0 million. The difference in the amount of non-GAAP operating income under ASC 606 as compared to ASC 605 primarily relates to differences in the amount of revenue recognized under ASC 606 as compared to ASC 605.
Non-GAAP Net Income (Loss)
ASC 605 non-GAAP net loss for the three months ended March 31, 2018 was $15.7 million compared to a non-GAAP net loss of $2.1 million for the three months ended March 31, 2017. The decrease was primarily attributable to the increase in non-GAAP operating loss.
ASC 606 non-GAAP net income for the three months ended March 31, 2018 was $5.8 million compared to ASC 605 non-GAAP net loss of $15.7 million. The difference in the amount of non-GAAP net income (loss) under ASC 606 compared to ASC 605 primarily relates to differences in the amount of revenue recognized under ASC 606 as compared to ASC 605.
Free Cash Flow
Free cash flow for the three months ended March 31, 2018 was $47.4 million compared to free cash flow of $61.3 million for the three months ended March 31, 2017. The decrease of $13.9 million was driven by a decrease in net cash provided by operating activities.
Liquidity and Capital Resources
As of March 31, 2018, we had cash and cash equivalents totaling $624.0 million, investments of $399.1 million, accounts receivable, net of $132.6 million and $652.4 million of working capital.
The following tables show our cash and cash equivalents, investments and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$623,994	$627,878
Short-term investments	241,652	226,787
Long-term investments	157,497	148,364

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$52,615	$84,495
Net cash used in investing activities	(30,217)	(23,238)
Net cash used in financing activities	(27,515)	(15,699)
Effect of exchange rate changes	1,233	374
Net increase (decrease) in cash and cash equivalents	$(3,884)	$45,932
As of March 31, 2018, our cash and cash equivalents and short-term investments were held for working capital purposes and were held in cash deposits, money market funds, U.S. treasury securities, U.S. agency securities and corporate bonds. We intend to continue making capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced product and services offerings and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $52.6 million for the three months ended March 31, 2018 as a result of a net loss of $46.5 million, adjusted for stock-based compensation expense of $55.8 million and non-cash depreciation and amortization expense of $9.6 million related to capital assets. Net cash provided by operating activities was also impacted by a $73.0 million decrease in accounts receivable, net, a $22.9 million increase in prepaid expenses and other assets, a $7.5 million decrease in deferred revenue and a $4.3 million decrease in accounts payable and accrued liabilities. The decrease in accounts receivable, net, and the decrease in deferred revenue were primarily due to seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter. The increase in prepaid expenses and other assets was primarily due to contract assets resulting from revenue recorded during the period under ASC 606 that was not yet billed and to a lesser extent commissions costs incurred during the period that were deferred under ASC 606. The decrease in accounts payable and accrued liabilities was primarily due to the timing of payments.
Net cash provided by operating activities was $84.5 million for the three months ended March 31, 2017 as a result of a net loss of $54.6 million, adjusted for stock-based compensation expense of $49.2 million and non-cash depreciation and amortization expense of $13.4 million related to capital assets. Net cash provided by operating activities was also impacted by a $76.9 million decrease in accounts receivable, net, a $16.6 million decrease in accounts payable and accrued liabilities, an $11.3 million decrease in prepaid expenses and other assets and a $4.0 million increase in deferred revenue. The decrease in accounts receivable, net, was primarily due to seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter. The decrease in accounts payable and accrued liabilities was primarily due to accrued purchases of property and equipment as of December 31, 2016 that were paid during the first quarter of 2017. The increase in deferred revenue was primarily due to increased sales of maintenance agreements and an increase in term and subscription license sales which had ratable revenue recognition in 2017 under our historical accounting policy.
Investing Activities
Cash used in investing activities was $30.2 million for the three months ended March 31, 2018. The cash used for this period was attributable to purchases of investments of $102.5 million and capital expenditures to support the growth of our business of $5.3 million, partially offset by maturities of investments of $77.4 million.
Cash used in investing activities was $23.2 million for the three months ended March 31, 2017. The cash used for this period was attributable to capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Net cash used in financing activities was $27.5 million for the three months ended March 31, 2018 as a result of repurchases of common stock under our stock repurchase program of $30.0 million, partially offset by proceeds from the exercise of stock options of $2.5 million.

Net cash used in financing activities was $15.7 million for the three months ended March 31, 2017 as a result of repurchases of common stock under our stock repurchase program of $20.0 million, partially offset by proceeds from the exercise of stock options of $4.3 million.
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
During the three months ended March 31, 2018, we repurchased 366,160 shares of our outstanding Class A common stock at an average price of $81.95 per share for $30.0 million. During the three months ended March 31, 2017, we repurchased 383,411 shares of our outstanding Class A common stock at an average price of $52.18 per share for $20.0 million. All repurchases were made in open market transactions using cash on hand and all of the shares repurchased were retired. As of March 31, 2018, we were authorized to repurchase $70.0 million of our Class A common stock under our repurchase program.
On April 26, 2018, our board of directors authorized us to repurchase up to an additional $300 million of our Class A common stock under our previously announced stock repurchase program. Including the additional $300 million, we are authorized to repurchase up to a remaining $370.0 million of our Class A common stock under the existing stock repurchase program. As of March 31, 2018, we had repurchased and retired 2,077,105 shares of our Class A common stock, under the existing stock repurchase program, for a total purchase price of $130.0 million.
Obligations and Commitments
As of March 31, 2018, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2029. See Note 9 to the accompanying notes to the condensed consolidated financial statements for additional information on our operating leases including changes to our principal lease commitments compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Our contractual commitments are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. There have been no material changes in our contractual commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2018, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018.
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
Based on management's evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
We adopted the new revenue recognition standard effective during the first quarter of 2018 on a modified retrospective basis. As a result, we implemented changes to our internal control over financial reporting, including changes to our business systems. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
maintain compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property, data protection and privacy, security, international sales and taxation.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this "Risk Factors" section, our business will be adversely affected and our results of operations will suffer.
We may not be able to sustain our revenue growth rate or achieve profitability in the future.
We incurred a net loss in each quarter and for the full year of 2017, as well as the first quarter of 2018. We expect expenses to continue to increase as we make investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for, and enhancements of, our existing products.

Moreover, as we grow our business, we expect our revenue growth rates to continue to slow in future periods due to a number of reasons, which may include slowing demand for our products, shifts in customer demand and spending on licenses for our products, shifts in sales of subscription-based versus perpetual licenses, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, the maturation of our business or the decline in the number of organizations into which we have not already expanded. Additionally, our revenue growth rates for the three months ended March 31, 2018 computed in accordance with ASC 606 as compared to our financial results for the three months ended March 31, 2017 computed in accordance with ASC 605 were positively impacted by our adoption of the new revenue recognition standard effective January 1, 2018. For example, prior to our adoption of the new revenue recognition standard, we historically recognized revenue related to on-premises term license agreements ratably over the term of the licensing agreement. Under the new revenue recognition standard, revenue allocable to the license portion of the arrangement is recognized upon delivery of the license. Accordingly, our historical results or revenue growth should not be considered indicative of our future performance.
If we fail to successfully manage the transition to a subscription-based business model, our results of operations could be negatively impacted.
We are currently transitioning to a more subscription-based business model. In April 2018, we introduced new subscription offerings to help organizations scale analytics. Tableau Creator, Explorer and Viewer subscriptions each provide tailored combinations of new and existing analytical capabilities that are designed for different user needs, from sophisticated analysts to casual users. It is uncertain whether this transition will prove successful or whether we will be able to develop this business model more quickly than our competitors. Market acceptance of our product and service offerings will be dependent on our ability (1) to include functionality and usability that address our customers' requirements, and (2) to optimally price our products in light of marketplace conditions, our costs and customer demand. This transition may have negative revenue implications. If we are unable to respond to these competitive factors, our business could be harmed.
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

•	our customers may shift purchases to our lower priced subscription offerings, which could negatively affect our financial results;

•	our shift to a subscription licensing model may result in confusion among new or existing customers (which can slow adoption rates), partners, resellers and investors;

•	if our customers do not renew their subscriptions, our revenue may decline over the long-term and our business may suffer;

•	our relationships with existing partners that resell perpetual license products may be damaged; and

•	we may incur sales compensation costs at a higher than forecasted rate if the pace of our subscription transition is faster than anticipated.
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
Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth. There are no guarantees we will be able to do so in an efficient or timely manner, or at all. In particular, any failure to successfully implement systems enhancements and improvements necessary to scale the business or adopt new accounting or other compliance requirements will likely negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies. Moreover, if we do not effectively manage the growth of our business and operations, the quality of our software could suffer, which could negatively affect our brand, results of operations and overall business.
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

In addition, we may compete with open source initiatives and custom development efforts. We expect competition to increase as other established and emerging companies enter the business analytics software market, as customer requirements evolve and as new products and technologies are introduced such as artificial intelligence and machine learning technologies. We expect this to be particularly true with respect to our SaaS-based offering. This is a relatively new and evolving area of business analytics solutions, and we anticipate competition to increase based on customer demand for these types of products.
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
We have in the past experienced, and may in the future experience, performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, cyber-attacks, security vulnerabilities, natural disasters or fraud. If our security is compromised, our website is unavailable or our users are unable to download our software within a reasonable amount of time or at all, our business could be negatively affected. Moreover, if our security measures, products or services are subject to cyber-attacks that degrade or deny the ability of users to access our website, Tableau Online, or other products or services, our products or services may be perceived as unsecure and we may incur significant legal and financial exposure. In particular, our cloud-based products, Tableau Online and Tableau Public, may be especially vulnerable to interruptions, performance problems or cyber-attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. These cloud-based products are hosted at third-party data centers that are not under our direct control. If these data centers were to be damaged or suffer disruption, our ability to provide these products to our customers could be impaired and our reputation could be harmed. Moreover, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may lose trust in the security of business intelligence or analytics platforms generally, which could adversely impact our ability to retain existing customers or attract new ones.
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
Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, some of which are outside of our control, such as:

•
the timing of satisfying revenue recognition criteria, particularly with regard to large enterprise license agreements and other sales transactions, and as a result of our adoption of the new revenue standard on January 1, 2018;

•	the transition from perpetual license transactions to term and subscription license transactions, which have lower unit sales prices than comparable perpetual licenses;

•	the expansion of our customer base;

•	the renewal of maintenance agreements with, and sales of additional products to, existing customers;

•	seasonal variations in our sales, which have generally historically been highest in the fourth quarter of a calendar year and lowest in the first quarter;

•	the size, timing and terms of our perpetual license sales to both existing and new customers;

•	changes in the mix of term and subscription license sales versus perpetual license sales;

•	the mix of direct sales versus sales through our indirect sales channels;

•	the introduction of products and product enhancements by existing competitors or new entrants into our market, and changes in pricing for products offered by us or our competitors;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	changes in customers' budgets;

•	customer acceptance of and willingness to pay for new versions of our products;

•	seasonal variations related to sales and marketing and other activities, such as expenses related to our annual customer conferences;

•	cyber attacks or incidents; and

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.
Additional factors include:

•	costs related to the hiring, training and maintenance of our direct sales force;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	our ability to control costs, including our operating expenses;

•	the effect of changes in tax law, such as the effect of the Tax Cuts and Jobs Act that was enacted on December 22, 2017; and

•	fluctuations in our effective tax rate.
Any one of these or other factors discussed elsewhere in this report may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.
We may not be able to accurately predict our future revenues or results of operations. For example, a large percentage of the revenues we recognize each quarter has been attributable to sales made in the last month of that same quarter. Our license revenues in particular can be impacted by short-term shifts in customer demand and spending as license revenues from perpetual and term license sales are generally recognized upfront. As a result, our ability to forecast revenues on a quarterly or longer-term basis is limited. In addition, we base our current and future expense levels on our operating plans and sales forecasts, and our operating expenses are expected to be relatively fixed in the short term. Accordingly, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter. The variability and unpredictability of these and other factors could result in our failing to meet or exceed financial expectations for a given period.
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
Our future growth also depends upon expanding sales of our products to and renewing license and maintenance agreements with existing customers and their organizations. This includes customers of all sizes and scales. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in expanding sales to existing customers and additional revenues. If our expansion sales efforts to our customers are not successful, our business would suffer. Our software is currently licensed and sold under perpetual, term and subscription license agreements, and we are currently transitioning to a more subscription-based business model. Due to the differences in unit sales prices of perpetual versus term or subscription license sales, shifts in the mix of term and subscription license sales could produce significant variations in the revenue we recognize in a given period. In addition, all of our maintenance and support agreements are sold on a term basis. In order for us to grow our revenues and increase profitability, it is important that our existing customers renew their maintenance and support agreements and their term licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance and support contracts with us after the initial terms have expired. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers' spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenues may decline.
Our success depends on increasing the number and value of enterprise sales transactions, which typically involve a longer sales cycle, greater deployment challenges and additional support and services than sales to individual purchasers of our products.
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. During three months ended March 31, 2018, we closed 301 sales transactions greater than $100,000 compared to 294 transactions greater than $100,000 during the three months ended March 31, 2017, representing a 2% increase in the number of transactions. This metric has been, and we expect will continue to be, impacted by our transition to a more subscription-based business model as the unit sales price of each subscription license is lower than a comparable perpetual license. We anticipate that the quantity of sales transactions greater than $100,000 will continue to fluctuate on a quarter by quarter basis. These larger transactions may involve significant customer negotiation and are typically completed near the end of the quarter. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. Events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
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
We currently derive and expect to continue to derive substantially all of our revenues from our Tableau Desktop, Tableau Server and Tableau Online software products. Further, in April 2018, we released Tableau Prep, a new data preparation product that integrates directly into the Tableau analytical workflow and can be shared with Tableau Server or Tableau Online. As such, the continued growth in market demand of these software products is critical to our continued success. Demand for our software is affected by a number of factors, including continued market acceptance of our products, the timing of development and release of new products by our competitors, price or product packaging changes by us or by our competitors, technological change, growth or contraction in the traditional and expanding business analytics market and general economic conditions and trends. If our competitors offer products or functionality similar to ours at more attractive prices, we may have to reduce our prices, which may cause our revenues to decline. Further, if we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, or we cannot successfully meet our customers' needs or innovate on their needs timely, our business, results of operations, financial condition and growth prospects will be materially and adversely affected.

If our new products and product enhancements do not achieve sufficient market acceptance, our results of operations and competitive position will suffer.
We spend substantial amounts of time and money to research and develop new software and enhanced versions of our existing software to incorporate additional features, improve functionality, function in concert with new technologies or changes to existing technologies and allow our customers to analyze a wide range of data sources. For example, in January 2018, we released Hyper, our new in-memory data engine, which was a significant upgrade to our existing Hybrid Data Architecture. Further, in April 2018, we released Tableau Prep, a new data preparation product that integrates directly into the Tableau analytical workflow and can be shared with Tableau Server or Tableau Online. When we develop a new product or an enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, such as Hyper or Tableau Prep, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 68% of our total ASC 606 revenues in the three months ended March 31, 2018 was derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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
As of March 31, 2018, we had 31 issued U.S. patents covering our technology and 63 patent applications pending for examination in the United States. We also had 11 pending patent applications internationally as of March 31, 2018 including filings at the European Patent Office and in Canada and Australia. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
The computation of the provision for income taxes is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment in the application of complicated rules governing accounting for income tax provisions under generally accepted accounting principles in the United States ("GAAP"). Our provision for income taxes for interim quarters is based on numerous assumptions and a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes estimates of profits and losses by jurisdiction. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income taxes can be materially impacted by many factors including the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. Any estimates and assumptions of these matters may turn out to be incorrect. For these reasons, our overall global tax rate may be materially different than our forecast.
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
We prepare our financial statements in conformity with GAAP. These accounting principles are subject to interpretation or changes by the FASB and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. Examples of new accounting pronouncements include ASU 2014-09, referred to throughout this report as ASC 606, or the new revenue recognition standard, related to revenue recognition and ASU 2016-02 related to lease accounting. We adopted ASC 606 effective January 1, 2018 on a modified retrospective basis. As further discussed in Note 2 to the accompanying notes to the condensed consolidated financial statements, this standard significantly impacted our results for three months ended March 31, 2018 as compared to prior years as it changed the way we recognize revenue and the timing of revenue recognition related to our on-premises term license agreements. These or other changes to existing rules may harm our operating results and affect the comparability of our results from period to period.
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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock's daily closing price on the New York Stock Exchange has ranged from $37.22 to $128.74 through May 2, 2018. On May 2, 2018, the closing price of our Class A common stock was $85.18.
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

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	changes in our board of directors or management;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	lawsuits threatened or filed against us;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic conditions in the United States and abroad;

•	cyber attacks or incidents; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. Involvement in securities litigation could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.
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
In addition, as of March 31, 2018, we had options outstanding that, if fully exercised, would result in the issuance of approximately 0.2 million and 2.6 million shares of Class A and Class B common stock, respectively. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2018, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 67% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, collectively beneficially owned shares representing a majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. As of March 31, 2018, we had repurchased and retired 2,077,105 shares of our Class A common stock, under the existing stock repurchase program, for a total purchase price of $130.0 million. On April 26, 2018, our board of directors authorized us to repurchase up to an additional $300 million of our Class A common stock under our previously announced stock repurchase program. Including the additional $300 million, we are authorized to repurchase up to a remaining $370.0 million of our Class A common stock under the existing stock repurchase program. We cannot guarantee that our repurchase program will enhance long-term stockholder value. For example, the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program's effectiveness. Our repurchases of common stock could also affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, the program does not obligate us to repurchase any dollar amount or number of shares of common stock and may be modified, suspended or discontinued at any time, and any of which could cause the market price of our stock to decline.
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

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
The following table sets forth for the indicated period, share repurchases of our Class A common stock.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2018 - January 31, 2018	—	$—	—	$100,000
February 1, 2018 - February 28, 2018	317,261	$81.97	317,261	$73,993
March 1, 2018 - March 31, 2018	48,899	$81.82	48,899	$69,992
(1) All repurchases were made as part of our publicly announced stock repurchase program. On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. On April 26, 2018, our board of directors authorized us to repurchase up to an additional $300 million of our Class A common stock under our previously announced stock repurchase program. Including the additional $300 million, we are authorized to repurchase up to a remaining $370.0 million of our Class A common stock under the existing stock repurchase program. For further information regarding our stock repurchase program, see Note 5 to the accompanying notes to the condensed consolidated financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May 2018.

TABLEAU SOFTWARE, INC.
By: /s/ Damon Fletcher

Damon Fletcher
Interim Chief Financial Officer (principal
financial and accounting officer
and duly authorized signatory)