Form 10-Q
period 2018-06-30
Tableau Software Inc
filed 2018-08-06
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 2, 2018, there were approximately 70,047,244 shares of the Registrant's Class A common stock and 12,896,296 shares of the Registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$611,091	$627,878
Short-term investments	301,054	226,787
Accounts receivable, net of allowance for doubtful accounts of $1,097 and $1,003	170,907	203,366
Prepaid expenses and other current assets	115,605	30,514
Income taxes receivable	778	673
Total current assets	1,199,435	1,089,218
Long-term investments	89,991	148,364
Property and equipment, net	95,603	106,753
Goodwill	42,530	35,083
Deferred income taxes	4,072	5,287
Other long-term assets	41,626	14,090
Total assets	$1,473,257	$1,398,795
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,829	$4,448
Accrued compensation and employee-related benefits	75,129	96,390
Other accrued liabilities	54,745	37,722
Income taxes payable	1,986	4,743
Deferred revenue	320,305	419,426
Total current liabilities	455,994	562,729
Deferred revenue	15,615	28,058
Other long-term liabilities	53,686	54,385
Total liabilities	525,295	645,172
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 12,896,296 and 14,492,846 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1	1
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 70,044,042 and 65,969,499 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	7	7
Additional paid-in capital	1,256,854	1,168,563
Accumulated other comprehensive loss	(11,811)	(11,991)
Accumulated deficit	(297,089)	(402,957)
Total stockholders' equity	947,962	753,623
Total liabilities and stockholders' equity	$1,473,257	$1,398,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Revenues
License	$137,848	$103,296	$246,641	$200,540
Maintenance and services	144,441	109,584	281,855	212,246
Total revenues	282,289	212,880	528,496	412,786
Cost of revenues
License	4,626	2,942	8,580	6,209
Maintenance and services	30,599	23,723	59,070	47,111
Total cost of revenues (1)	35,225	26,665	67,650	53,320
Gross profit	247,064	186,215	460,846	359,466
Operating expenses
Sales and marketing (1)	144,150	124,160	282,556	242,178
Research and development (1)	94,033	81,067	187,538	165,369
General and administrative (1)	29,846	25,875	62,096	50,320
Total operating expenses	268,029	231,102	532,190	457,867
Operating loss	(20,965)	(44,887)	(71,344)	(98,401)
Other income, net	6,866	4,029	8,328	5,254
Loss before income tax expense (benefit)	(14,099)	(40,858)	(63,016)	(93,147)
Income tax expense (benefit)	(2,033)	1,664	(4,478)	4,022
Net loss	$(12,066)	$(42,522)	$(58,538)	$(97,169)

Net loss per share:
Basic	$(0.15)	$(0.54)	$(0.72)	$(1.25)
Diluted	$(0.15)	$(0.54)	$(0.72)	$(1.25)

Weighted average shares used to compute net loss per share:
Basic	82,247	78,511	81,647	77,966
Diluted	82,247	78,511	81,647	77,966

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$3,299	$2,790	$6,286	$5,367
Sales and marketing	22,150	18,526	42,165	36,618
Research and development	26,837	25,648	51,994	49,163
General and administrative	6,026	5,150	13,630	10,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(12,066)	$(42,522)	$(58,538)	$(97,169)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,314)	(6,384)	(728)	(7,208)
Net unrealized gain (loss) on available-for-sale securities	74	—	(775)	—
Comprehensive loss	$(13,306)	$(48,906)	$(60,041)	$(104,377)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Operating activities
Net loss	$(58,538)	$(97,169)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	19,050	23,837
Amortization of premiums on investments, net	137	—
Stock-based compensation expense	114,075	101,309
Deferred income taxes	(3,965)	465
Changes in operating assets and liabilities
Accounts receivable, net	31,490	72,493
Prepaid expenses and other assets	(44,925)	19,519
Income taxes receivable	(125)	(97)
Deferred revenue	(3,893)	30,072
Accounts payable and accrued liabilities	8,663	(16,421)
Income taxes payable	(2,713)	523
Net cash provided by operating activities	59,256	134,531
Investing activities
Purchases of property and equipment	(11,076)	(33,860)
Business combination, net of cash acquired	(10,947)	—
Purchases of investments	(156,591)	—
Maturities of investments	139,685	—
Sales of investments	99	—
Net cash used in investing activities	(38,830)	(33,860)
Financing activities
Proceeds from issuance of common stock	25,581	21,646
Repurchases of common stock	(60,013)	(40,014)
Net cash used in financing activities	(34,432)	(18,368)
Effect of exchange rate changes on cash and cash equivalents	(2,781)	1,884
Net increase (decrease) in cash and cash equivalents	(16,787)	84,187
Cash and cash equivalents
Beginning of period	627,878	908,717
End of period	$611,091	$992,904

Non-cash activities
Accrued purchases of property and equipment	$2,513	$1,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business
Tableau Software, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the "Company," "we," "us" or "our") are headquartered in Seattle, Washington. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently offer five key products: Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a hosted software-as-a-service ("SaaS") version of Tableau Server; Tableau Prep, a data preparation product for combining, shaping and cleaning data; and Tableau Public, a free cloud-based platform for analyzing and sharing public data.
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
We adopted the new revenue recognition accounting standard, codified as Accounting Standards Codification (“ASC”) 606, effective January 1, 2018 on a modified retrospective basis (see Recently Adopted Accounting Pronouncements). Financial results for reporting periods during 2018 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605. These financial statements include additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the three and six months ended June 30, 2018. This includes the presentation of financial results during 2018 under ASC 605 for comparison to the prior year.
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
Segments
We follow the authoritative literature that establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products and services, geographic regions and major customers.
We operate our business as one operating segment. Our chief operating decision makers are our Chief Executive Officer and Chief Financial Officer, who review financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Revenue Recognition - ASC 606
We generate revenues primarily in the form of software license fees and related maintenance and services fees. Software license revenues include fees from the sales of perpetual, term and subscription licenses. Maintenance and services revenues primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements if and when they are available), training and professional services.
We recognize revenues related to contracts with customers that meet the following criteria:

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
Our revenues are recorded based on the transaction price excluding amounts collected on behalf of third parties, such as sales taxes which are collected on behalf of and remitted to governmental authorities.
Nature of Products and Services
Our on-premises software licenses are sold through both perpetual and term-based license agreements. These licensing arrangements provide customers with the same product functionality and differ mainly in the duration over which the customer benefits from the software. We deliver our software licenses electronically. Electronic delivery occurs when we provide the customer with access to the software and license key via a secure portal. Revenue from on-premises software licenses is generally recognized upfront at the point in time when the software is made available to the customer.
Our contracts with customers for on-premises software licenses include maintenance services and may also include training and/or professional services. Maintenance services agreements consist of fees for providing software updates on an if and when available basis and for providing technical support for software products for a specified term. We believe that our if and when available software updates and technical support each have the same pattern of transfer to the customer and are substantially the same. Therefore, we consider these updates and technical support to be a single distinct performance obligation. Revenues allocated to maintenance services are recognized ratably as the maintenance services are provided. Revenues related to training services are billed on a fixed fee basis and are recognized as the services are delivered. Payments received in advance of services performed are deferred and recognized when the related services are performed. Revenues related to professional services are billed on a time and materials basis and are recognized as the services are performed.

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
Judgment is also required to determine standalone selling prices (“SSP”) for each distinct performance obligation. We typically have more than one SSP for each of our products and services based on customer stratification, which is based on the size of the customer, their geographic region and market segment. We use other comparable software license sales to determine SSPs for perpetual software licenses. For our cloud-based subscriptions and for maintenance services, training and professional services, SSPs are generally observable using standalone sales and/or renewals. Our on-premises term-based software licenses generally do not have directly observable inputs for determining SSP. Therefore, we determine SSP using other observable inputs including customer buying patterns, renewal rates, cumulative spend comparisons and other industry data.
We evaluate contracts that include options to purchase additional goods or services to determine whether or not the options give rise to a separate performance obligation that is material. If we determine the options are material, the revenue allocated to such options is not recognized until the option is exercised or the option expires.
Our revenue recognition accounting policy for ASC 605 is included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 26, 2018. We applied the revenue recognition accounting policy for ASC 605 to our disclosures in Note 7, which include amounts presented for 2018. There were no changes to the ASC 605 policy during the six months ended June 30, 2018.
Assets Recognized from the Costs to Obtain a Contract with a Customer
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to our sales incentive programs meet the requirements to be capitalized and deferred. Assets recorded are included in other current assets and other long-term assets. We amortize these deferred costs proportionate with related revenues over the benefit period, currently estimated to be four years. We consider the benefit period to exceed the initial contract term for certain costs because of anticipated renewals and because our sales commission rates for renewal contracts are not commensurate with sales commissions for initial contracts.
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
We extend credit to customers based upon an evaluation of the customer's financial condition. As of June 30, 2018 and December 31, 2017, no individual customer accounted for 10% or more of total accounts receivable. For the three and six months ended 2018 and 2017, no individual customer represented 10% or more of our total revenues.
Recently Adopted Accounting Pronouncements
We adopted the new revenue recognition accounting standard, ASC 606, effective January 1, 2018. The new revenue recognition standard changed the way we recognize revenue, including the identification of contractual performance obligations and the allocation of transaction price, to depict the transfer of promised goods or services to customers at the amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We adopted the new revenue recognition standard on a modified retrospective basis and applied the new revenue recognition standard only to contracts that were not completed contracts prior to January 1, 2018. Upon adoption, we recorded an adjustment of $146.8 million to our accumulated deficit. The adjustment was offset by a $105.9 million reduction to deferred revenue, which was primarily related to on-premises term licenses, and the addition of a $40.9 million contract asset.

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
The new revenue recognition standard requires the capitalization of certain incremental costs of obtaining a contract, which impacts the period in which we record our sales commissions expense. Prior to our adoption of the new revenue recognition standard, we recognized sales commissions expense as incurred. Under the new revenue recognition standard, we are required to recognize these expenses over the period of benefit associated with these costs. This results in a deferral of sales commissions expense each period and subsequent amortization of those costs over the estimated benefit period. Upon adoption of the new revenue recognition standard, we reduced our accumulated deficit by $25.5 million and recognized an offsetting asset for deferred sales commissions related to contracts that were not completed contracts prior to January 1, 2018.
For further discussion regarding the impacts of adopting the new revenue recognition standard, see Note 7.
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
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02 related to lease accounting. The new guidance will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases that do not meet the definition of a short-term lease. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective transition. Under the new standard we anticipate that our current real estate leases will continue to be classified as operating leases and a significant amount of our currently outstanding operating lease commitments will be recorded to the balance sheet as right-of-use assets with corresponding lease liabilities. We expect the adoption of the new lease accounting standard to have a material impact on our balance sheet on the date of adoption. Our evaluation of the new standard will extend into future periods and we will update our disclosures as we progress towards the required adoption date.
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

Note 3. Short-Term and Long-Term Investments
The following tables represent our short-term and long-term investments in available-for-sale securities as of June 30, 2018 and December 31, 2017, based on remaining contractual years to maturity:

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Short-term investments
U.S. treasury securities	$178,842	$—	$(395)	$178,447
U.S. agency securities	21,403	—	(112)	21,291
Corporate bonds	101,626	—	(310)	101,316
Total short-term investments	301,871	—	(817)	301,054
Long-term investments
U.S. treasury securities	59,340	—	(400)	58,940
U.S. agency securities	3,578	—	(33)	3,545
Corporate bonds	27,695	2	(191)	27,506
Total long-term investments	90,613	2	(624)	89,991
Total short-term and long-term investments	$392,484	$2	$(1,441)	$391,045

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Short-term investments
Commercial paper	$9,970	$—	$—	$9,970
U.S. treasury securities	160,206	—	(121)	160,085
U.S. agency securities	9,917	—	(24)	9,893
Corporate bonds	46,901	3	(65)	46,839
Total short-term investments	226,994	3	(210)	226,787
Long-term investments
U.S. treasury securities	79,371	—	(202)	79,169
U.S. agency securities	18,570	—	(102)	18,468
Corporate bonds	50,880	—	(153)	50,727
Total long-term investments	148,821	—	(457)	148,364
Total short-term and long-term investments	$375,815	$3	$(667)	$375,151
As of June 30, 2018 and December 31, 2017, there were no investments that had been in a net loss position for 12 months or greater. The unrealized losses on investments as of June 30, 2018 were primarily caused by increases in interest rates. None of the unrealized losses represent other than temporary impairments based on our evaluation of available evidence as of June 30, 2018.
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
The following tables present the fair value of our financial assets using the fair value hierarchy as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Money market funds	$516,081	$—	$—	$516,081
Short-term investments
U.S. treasury securities	—	178,447	—	178,447
U.S. agency securities	—	21,291	—	21,291
Corporate bonds	—	101,316	—	101,316
Long-term investments
U.S. treasury securities	—	58,940	—	58,940
U.S. agency securities	—	3,545	—	3,545
Corporate bonds	—	27,506	—	27,506
Total	$516,081	$391,045	$—	$907,126

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Money market funds	$582,835	$—	$—	$582,835
Commercial paper	—	8,984	—	8,984
Short-term investments
Commercial paper	—	9,970	—	9,970
U.S. treasury securities	—	160,085	—	160,085
U.S. agency securities	—	9,893	—	9,893
Corporate bonds	—	46,839	—	46,839
Long-term investments
U.S. treasury securities	—	79,169	—	79,169
U.S. agency securities	—	18,468	—	18,468
Corporate bonds	—	50,727	—	50,727
Total	$582,835	$384,135	$—	$966,970
We did not have any investments in prime money market funds as of June 30, 2018. We had no financial assets or liabilities measured using Level 3 inputs as of June 30, 2018 and December 31, 2017.

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
Preferred Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 10,000,000 shares of preferred stock at $0.0001 par value per share. Our board of directors has the authority to provide for the issuance of all the shares in one or more series. At its discretion, our board of directors may designate the voting rights and preferences of the preferred stock. As of June 30, 2018 and December 31, 2017, no shares of preferred stock were outstanding.
Stock Repurchase Program
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $200 million of our outstanding Class A common stock. On April 26, 2018, our board of directors authorized us to repurchase up to an additional $300 million of our outstanding Class A common stock under our previously announced stock repurchase program. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. Repurchases under the program may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
During the six months ended June 30, 2018, we repurchased 679,081 shares of our outstanding Class A common stock at an average price of $88.37 per share for $60.0 million. During the six months ended June 30, 2017, we repurchased 703,086 shares of our outstanding Class A common stock at an average price of $56.91 per share for $40.0 million. All repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of June 30, 2018, we were authorized to repurchase a remaining $340.0 million of our Class A common stock under our repurchase program.
Note 6. Business Combination
On June 7, 2018, we acquired all issued and outstanding stock of Empirical Systems, Inc., a privately-held Delaware corporation, for $11.0 million in cash. Empirical Systems, Inc. is a startup specializing in automated statistical analysis. As a result of this acquisition, we acquired all of the assets and assumed all of the liabilities of Empirical Systems, Inc., and we accounted for this transaction as a business combination. Pro forma results of operations for this acquisition have not been presented as the effects were not material to our financial results. The following table summarizes the purchase price allocation based on the estimated fair value of the net assets acquired:

June 7, 2018
(in thousands)
Cash	$53
Technology asset	3,500
Goodwill	7,447
Net assets acquired	$11,000
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

Certain employees hired in conjunction with the acquisition receive restricted stock units ("RSUs") that are subject to service conditions as well as the completion of certain technology milestones. We will account for these awards as a post-business combination expense.
Additional information, such as that related to income taxes or other contingencies, existing as of the acquisition date but unknown to us may become known at a later time. In accordance with GAAP, if this occurs during the next 12 months, we may update the amounts and allocations recorded as of the acquisition date, which are presented in the table above.
Note 7. Revenue
We adopted the new revenue recognition accounting standard, ASC 606, effective January 1, 2018 on a modified retrospective basis and applied the new standard only to contracts that were not completed contracts prior to January 1, 2018. See Note 2 for a description of our ASC 606 revenue recognition accounting policy. Financial results for reporting periods during 2018 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with amounts previously disclosed under ASC 605. This note includes additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the three and six months ended June 30, 2018. This includes the presentation of financial results during 2018 under ASC 605 for comparison to the prior year. Our revenue recognition accounting policy for ASC 605 is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 26, 2018. There were no changes to our ASC 605 policy during the six months ended June 30, 2018.

Condensed Consolidated Balance Sheets (Unaudited) - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on our condensed consolidated balance sheets as of June 30, 2018:

	June 30, 2018			December 31, 2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$611,091	$—	$611,091	$627,878
Short-term investments	301,054	—	301,054	226,787
Accounts receivable, net	170,907	—	170,907	203,366
Prepaid expenses and other current assets	115,605	(85,423)	30,182	30,514
Income taxes receivable	778	269	1,047	673
Total current assets	1,199,435	(85,154)	1,114,281	1,089,218
Long-term investments	89,991	—	89,991	148,364
Property and equipment, net	95,603	—	95,603	106,753
Goodwill	42,530	—	42,530	35,083
Deferred income taxes	4,072	1,509	5,581	5,287
Other long-term assets	41,626	(24,972)	16,654	14,090
Total assets	$1,473,257	$(108,617)	$1,364,640	$1,398,795
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,829	$—	$3,829	$4,448
Accrued compensation and employee-related benefits	75,129	—	75,129	96,390
Other accrued liabilities	54,745	—	54,745	37,722
Income taxes payable	1,986	2,264	4,250	4,743
Deferred revenue	320,305	121,922	442,227	419,426
Total current liabilities	455,994	124,186	580,180	562,729
Deferred revenue	15,615	12,022	27,637	28,058
Other long-term liabilities	53,686	(775)	52,911	54,385
Total liabilities	525,295	135,433	660,728	645,172
Stockholders' equity
Common stock	8	—	8	8
Additional paid-in capital	1,256,854	—	1,256,854	1,168,563
Accumulated other comprehensive loss	(11,811)	411	(11,400)	(11,991)
Accumulated deficit	(297,089)	(244,461)	(541,550)	(402,957)
Total stockholders' equity	947,962	(244,050)	703,912	753,623
Total liabilities and stockholders' equity	$1,473,257	$(108,617)	$1,364,640	$1,398,795

Condensed Consolidated Statements of Operations (Unaudited) - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following schedules summarize the impacts from the adoption of the new revenue recognition standard on our condensed consolidated statement of operations for the three and six months ended June 30, 2018:

	Three Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Revenues
License	$137,848	$(15,267)	$122,581	$103,296
Maintenance and services	144,441	(23,456)	120,985	109,584
Total revenues	282,289	(38,723)	243,566	212,880
Cost of revenues
License	4,626	(91)	4,535	2,942
Maintenance and services	30,599	106	30,705	23,723
Total cost of revenues	35,225	15	35,240	26,665
Gross profit	247,064	(38,738)	208,326	186,215
Operating expenses
Sales and marketing	144,150	6,352	150,502	124,160
Research and development	94,033	—	94,033	81,067
General and administrative	29,846	—	29,846	25,875
Total operating expenses	268,029	6,352	274,381	231,102
Operating loss	(20,965)	(45,090)	(66,055)	(44,887)
Other income, net	6,866	118	6,984	4,029
Loss before income tax expense (benefit)	(14,099)	(44,972)	(59,071)	(40,858)
Income tax expense (benefit)	(2,033)	2,529	496	1,664
Net loss	$(12,066)	$(47,501)	$(59,567)	$(42,522)

	Six Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Revenues
License	$246,641	$(18,394)	$228,247	$200,540
Maintenance and services	281,855	(42,492)	239,363	212,246
Total revenues	528,496	(60,886)	467,610	412,786
Cost of revenues
License	8,580	(143)	8,437	6,209
Maintenance and services	59,070	167	59,237	47,111
Total cost of revenues	67,650	24	67,674	53,320
Gross profit	460,846	(60,910)	399,936	359,466
Operating expenses
Sales and marketing	282,556	10,959	293,515	242,178
Research and development	187,538	—	187,538	165,369
General and administrative	62,096	—	62,096	50,320
Total operating expenses	532,190	10,959	543,149	457,867
Operating loss	(71,344)	(71,869)	(143,213)	(98,401)
Other income, net	8,328	80	8,408	5,254
Loss before income tax expense (benefit)	(63,016)	(71,789)	(134,805)	(93,147)
Income tax expense (benefit)	(4,478)	8,266	3,788	4,022
Net loss	$(58,538)	$(80,055)	$(138,593)	$(97,169)

Condensed Consolidated Statements of Comprehensive Loss (Unaudited) - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following schedules summarize the impacts from the adoption of the new revenue recognition standard on our condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2018:

	Three Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Net loss	$(12,066)	$(47,501)	$(59,567)	$(42,522)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,314)	2,383	1,069	(6,384)
Net unrealized gain on available-for-sale securities	74	—	74	—
Comprehensive loss	$(13,306)	$(45,118)	$(58,424)	$(48,906)

	Six Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Net loss	$(58,538)	$(80,055)	$(138,593)	$(97,169)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(728)	2,094	1,366	(7,208)
Net unrealized loss on available-for-sale securities	(775)	—	(775)	—
Comprehensive loss	$(60,041)	$(77,961)	$(138,002)	$(104,377)

Condensed Consolidated Statements of Cash Flows (Unaudited) - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on our condensed consolidated statement of cash flows for the six months ended June 30, 2018:

	Six Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Operating activities
Net loss	$(58,538)	$(80,055)	$(138,593)	$(97,169)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	19,050	—	19,050	23,837
Amortization of premiums on investments, net	137	—	137	—
Stock-based compensation expense	114,075	—	114,075	101,309
Deferred income taxes	(3,965)	3,784	(181)	465
Changes in operating assets and liabilities
Accounts receivable, net	31,490	—	31,490	72,493
Prepaid expenses and other assets	(44,925)	45,078	153	19,519
Income taxes receivable	(125)	(270)	(395)	(97)
Deferred revenue	(3,893)	29,522	25,629	30,072
Accounts payable and accrued liabilities	8,663	—	8,663	(16,421)
Income taxes payable	(2,713)	2,263	(450)	523
Net cash provided by operating activities	59,256	322	59,578	134,531
Investing activities
Purchases of property and equipment	(11,076)	—	(11,076)	(33,860)
Business combination, net of cash acquired	(10,947)	—	(10,947)	—
Purchases of investments	(156,591)	—	(156,591)	—
Maturities of investments	139,685	—	139,685	—
Sales of investments	99	—	99	—
Net cash used in investing activities	(38,830)	—	(38,830)	(33,860)
Financing activities
Proceeds from issuance of common stock	25,581	—	25,581	21,646
Repurchases of common stock	(60,013)	—	(60,013)	(40,014)
Net cash used in financing activities	(34,432)	—	(34,432)	(18,368)
Effect of exchange rate changes on cash and cash equivalents	(2,781)	(322)	(3,103)	1,884
Net increase (decrease) in cash and cash equivalents	(16,787)	—	(16,787)	84,187
Cash and cash equivalents
Beginning of period	627,878	—	627,878	908,717
End of period	$611,091	$—	$611,091	$992,904

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
Contract Assets and Contract Liabilities
A summary of the activity impacting our contract assets during the six months ended June 30, 2018 is presented below:

Contract Assets
(in thousands)
Balances at December 31, 2017	$—
Adoption of ASC 606	40,854
Contract assets transferred to receivables	(12,286)
Additions to contract assets	43,991
Balances at June 30, 2018	$72,559
As of June 30, 2018, our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in other current assets. There were no impairments of contract assets during the six months ended June 30, 2018.
A summary of the activity impacting our deferred revenue balances during the six months ended June 30, 2018 is presented below:

Deferred Revenue
(in thousands)
Balances at December 31, 2017	$447,484
Adoption of ASC 606	(105,933)
Deferred revenue recognized	(220,112)
Additional amounts deferred	214,481
Balances at June 30, 2018	$335,920
Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We amortize these deferred costs proportionate with related revenues over the benefit period, currently estimated to be four years.
A summary of the activity impacting our deferred contract costs during the six months ended June 30, 2018 is presented below:

Deferred Contract Costs
(in thousands)
Balances at December 31, 2017	$—
Adoption of ASC 606	25,489
Additional contract costs deferred	15,011
Amortization of deferred contract costs	(4,578)
Balances at June 30, 2018	$35,922
As of June 30, 2018, $10.9 million of our deferred contract costs are expected to be amortized within the next 12 months and therefore are included in other current assets. The remaining amount of our deferred contract costs are included in other long-term assets. There were no impairments of assets related to deferred contract costs during the six months ended June 30, 2018. There were no assets recognized related to the costs to fulfill contracts during the six months ended June 30, 2018 as these costs were not material.
Remaining Performance Obligations
Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include additional performance obligations that are not yet recorded in the consolidated balance sheets. As of June 30, 2018, amounts allocated to these additional contractual obligations are $138.5 million, of which we expect to recognize $111.4 million as revenue over the next 24 months with the remaining amount thereafter.
Note 8. Stock-Based Compensation
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
A summary of the option activity during the six months ended June 30, 2018 follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2017	3,017,113	$10.13
Options exercised	(890,382)	9.16
Balances at June 30, 2018	2,126,731	$10.54	3.87	$185,469
Vested and expected to vest at June 30, 2018	2,126,731	$10.54	3.87	$185,469
Exercisable at June 30, 2018	2,084,543	$9.64	3.78	$183,660
The intrinsic value is the difference between the fair value of our Class A common stock as of June 30, 2018 and the exercise price of each of the respective stock options.

A summary of the RSU activity during the six months ended June 30, 2018 follows:

	Number of Shares Underlying Outstanding RSUs	Weighted Average Grant-Date Fair Value per RSU
Non-Vested outstanding at December 31, 2017	7,178,015	$62.79
RSUs granted	2,982,656	85.22
RSUs vested	(1,975,245)	66.40
RSUs forfeited	(445,779)	66.42
Non-Vested outstanding at June 30, 2018	7,739,647	$70.31
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
Stock-based compensation expense is amortized using the straight-line method over the requisite service period. We account for forfeitures as they occur. As of June 30, 2018, total unrecognized compensation expense related to stock options and non-vested RSUs was $505.4 million, which is expected to be recognized over a weighted average period of 2.9 years.
The summary of shares available for issuance of equity-based awards (including stock options, RSUs and shares issuable under our 2013 ESPP) during the six months ended June 30, 2018 follows:

	Shares Available for Grant
	2013 Plan	2013 ESPP
Balances at December 31, 2017	7,207,291	3,666,392
Authorized	4,023,117	804,623
Granted	(2,982,656)	(291,447)
Forfeited	445,779	—
Balances at June 30, 2018	8,693,531	4,179,568
Note 9. Income Taxes
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
We recognized an income tax benefit of $2.0 million and $4.5 million under ASC 606 for the three and six months ended June 30, 2018, respectively, compared to an income tax expense of $1.7 million and $4.0 million for three and six months ended June 30, 2017, respectively. Our effective tax rate was 14.4% and 7.1% for the three and six months ended June 30, 2018, respectively, compared to (4.1)% and (4.3)% for the three and six months ended June 30, 2017, respectively. The difference in the effective tax rates is primarily attributable to additional income as a result of our adoption of ASC 606 combined with a year to date tax benefit in foreign jurisdictions, which was increased by the recognition of excess tax benefits of stock-based compensation during the period.
We recognized an income tax expense of $0.5 million and $3.8 million under ASC 605 for the three and six months ended June 30, 2018, respectively, compared to an income tax expense of $1.7 million and $4.0 million for the three and six months ended June 30, 2017, respectively. Our effective tax rate under ASC 605 was (0.8)% and

(2.8)% for the three and six months ended June 30, 2018, respectively, compared to (4.1)% and (4.3)% for the three and six months ended June 30, 2017, respectively. The difference in the effective tax rates was primarily attributable to an increase in taxes in foreign jurisdictions, offset by an income tax benefit from the recognition of excess tax benefits of stock-based compensation during the three and six months ended June 30, 2018. The difference in effective tax rates between ASC 606 and ASC 605 is primarily attributable to the differences in the amount of revenue recognized under ASC 606 compared to ASC 605.
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
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years. As of June 30, 2018, we maintain a full valuation allowance on our U.S. federal and state deferred tax assets.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed with an effective date of January 1, 2018. The Act, which significantly revised U.S. tax law, included many important changes. On the same day, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to assist in addressing uncertainty in applying GAAP to the accounting and reporting of tax reform changes related to the Act. We considered these changes, including all available guidance, in determining our income tax provision for the period ending December 31, 2017. As of June 30, 2018, we have not yet completed our analysis of historical foreign earnings as well as potential correlative adjustments. As we complete the analysis, any subsequent adjustment to these amounts may be recorded to current income tax expense in that period. We expect to complete our analysis within the measurement period in accordance with SAB 118. No adjustments to the provisional amount have been made.
Note 10. Commitments and Contingencies
Operating Lease Commitments and Expected Sublease Receipts
As of June 30, 2018, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2029. The following table represents our non-cancellable minimum lease payments, net of future expected sublease payments to be received under non-cancellable subleases, remaining as of June 30, 2018 (in thousands):

Period Ending	Operating Lease Commitments	Expected Sublease Receipts	Net
Remainder of 2018	$21,833	$(4,401)	$17,432
2019	41,019	(10,606)	30,413
2020	42,637	(7,113)	35,524
2021	43,152	(1,180)	41,972
2022	42,828	(597)	42,231
Thereafter	175,708	(121)	175,587
Total	$367,177	$(24,018)	$343,159
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
Note 11. Segments and Information about Revenues by Geographic Area
The following tables present our revenues by geographic region of end users who purchased products or services for the periods presented below:

	Three Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
United States and Canada	$196,992	$(27,758)	$169,234	$146,102
International	85,297	(10,965)	74,332	66,778
Total revenues	$282,289	$(38,723)	$243,566	$212,880

	Six Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
United States and Canada	$364,791	$(41,114)	$323,677	$287,598
International	163,705	(19,772)	143,933	125,188
Total revenues	$528,496	$(60,886)	$467,610	$412,786
For the three and six months ended June 30, 2018 and 2017, no individual country other than the United States represented 10% or more of our total revenues. Revenues from Canada represented less than 5% of our total revenues for the three and six months ended June 30, 2018 and 2017, respectively.

Note 12. Net Loss Per Share
The following tables present the computation of basic and diluted net loss per share for the three and six months ended June 30, 2018 and 2017 and include additional information regarding the impacts from the adoption of the new revenue recognition standard for the three and six months ended June 30, 2018:

	Three Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands, except per share amounts)
Net loss per share - basic and diluted
Net loss	$(12,066)	$(47,501)	$(59,567)	$(42,522)
Weighted average shares outstanding used to compute basic and diluted net loss per share	82,247		82,247	78,511
Net loss per share - basic and diluted	$(0.15)		$(0.72)	$(0.54)

	Six Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands, except per share amounts)
Net loss per share - basic and diluted
Net loss	$(58,538)	$(80,055)	$(138,593)	$(97,169)
Weighted average shares outstanding used to compute basic and diluted net loss per share	81,647		81,647	77,966
Net loss per share - basic and diluted	$(0.72)		$(1.70)	$(1.25)

The following shares were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Shares subject to outstanding common stock awards	10,078	11,452	10,078	11,452

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
Overview
Our mission is to help people see and understand data. Our software products put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems and create value. Based on innovative core technologies originally developed at Stanford University, our products dramatically reduce the complexity, inflexibility and expense associated with traditional business intelligence applications. We currently offer five key products: Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a hosted software-as-a-service ("SaaS") version of Tableau Server; Tableau Prep, a data preparation product for combining, shaping and cleaning data; and Tableau Public, a free cloud-based platform for analyzing and sharing public data.
We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. We were founded in January 2003, and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010, our first version of Tableau Online in July 2013 and our first version of Tableau Prep in April 2018. Building on our foundational technology innovations, we continue to expand and improve our platform. Our most recent release, Tableau 2018.2, further opens our platform to developers with a new Extensions API and also includes Tableau Services Manager, which gives customers a direct way to manage their Tableau Server deployments. Tableau Prep is a new data preparation product that integrates directly into the Tableau analytical workflow. In April 2018, we also introduced role-based subscription offerings to help organizations scale analytics. Tableau Creator, Explorer and Viewer subscriptions each provide tailored combinations of new and existing analytical capabilities that are designed for different user needs, from sophisticated analysts to casual users.
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions and non-profits. As of June 30, 2018, we had over 78,000 customer accounts. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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
Maintenance and services revenues primarily consist of revenues recognized from the sale of maintenance agreements (including support and unspecified upgrades and enhancements if and when they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably over the maintenance period. Our contracts with customers for on-premises software licenses include maintenance services, with the opportunity to renew maintenance service annually thereafter. Some customers provide purchase commitments upfront for multiple years of subscription-based software licenses and maintenance services. We expect that maintenance and services revenues will continue to increase as our customer base grows. We expect that the shift to a more subscription-based business model will result in a larger proportion of our total revenues that will be recognized from recurring sources and make our revenues more predictable.
We adopted the new revenue recognition accounting standard, Accounting Standards Codification (“ASC”) 606, effective January 1, 2018 on a modified retrospective basis. Our results of operations as presented within the following discussion and analysis includes financial results for reporting periods during 2018, which are disclosed in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. We have included additional information regarding the impacts from the adoption of the new revenue recognition standard for the three and six months ended June 30, 2018 and included financial results during 2018 under ASC 605 for comparison to the prior year. See Note 2 to the accompanying notes to the condensed consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.
Our direct sales approach includes inside sales teams and field sales teams. We also sell our products through indirect sales channels including technology vendors, resellers, OEMs, independent software vendors ("ISV") and distributors. We view these partners as an extension of our team, playing an integral role in our growth. We plan to continue to invest in our partner programs to help us enter into and grow in new markets while complementing our direct sales efforts.
With approximately 30% and 31% of our total ASC 606 revenues generated from customers located outside the United States and Canada for the three and six months ended June 30, 2018, respectively, we believe there is significant opportunity to expand our international business. Our products currently support eight languages, and we are expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased software license sales in the fourth quarter, as a result of industry buying patterns, has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter. The impacts from our adoption of the new revenue recognition standard should be considered when comparing total ASC 606 revenues for the three and six months ended June 30, 2018 to total ASC 605 revenues for the three and six months ended June 30, 2017. We have presented total ASC 605 revenues for the three and six months ended June 30, 2018 below for comparability against the prior period results.
We continue to expand our customer base. As of June 30, 2018, we had over 78,000 customer accounts compared to over 61,000 customer accounts as of June 30, 2017.
During the three and six months ended June 30, 2018, we closed 436 and 737 sales transactions greater than $100,000, respectively, compared to 372 and 666 during the three and six months ended June 30, 2017, respectively. We had 22 customer accounts that purchased greater than $1.0 million during the three months ended June 30, 2018, compared to 15 during the three months ended June 30, 2017. We anticipate that the quantity of sales transactions greater than $100,000 and quantity of customer accounts that purchase more than $1.0 million during the quarter will continue to fluctuate on a quarter by quarter basis. These metrics are impacted by our transition to a more subscription-based business model as the unit sales price of each subscription license is lower than a comparable perpetual license.
We use Subscription Annual Recurring Revenue (“Subscription ARR”) and Total Annual Recurring Revenue (“Total ARR”) to assess the results of our transition to a more subscription-based business model. Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period. Subscription ARR includes term licenses and renewals, subscription enterprise license agreements and Tableau Online subscriptions and renewals, and excludes distribution OEM license agreements and perpetual-style enterprise license agreements. As of June 30, 2018, Subscription ARR was $291.3 million, up from $103.5 million as of June 30, 2017. Total ARR represents the annualized recurring value of all active contracts at the end of a reporting period. Total ARR includes Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period. As of June 30, 2018, Total ARR was $697.7 million, up from $483.6 million as of June 30, 2017.
We measure renewal rates for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our renewal rate is measured three months after the 12-month period ends to account for late renewals. Our renewal rate for the 12-month period ended March 31, 2018 was over 90%.
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
Investment in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase adoption of our products within our existing customer base, both domestically and internationally. Our ability to increase adoption among existing customers is important to our business model. We operate in a rapidly growing analytics and business intelligence software market. We believe that we are well-positioned in the market to expand our customer base and to increase adoption of our products within and across our existing customers, including further adoption of our term and subscription software licenses. Our term and subscription pricing reduces initial investment costs, allowing customers to more easily deploy Tableau at scale. We recently introduced role-based subscription offerings to help organizations scale analytics. These offerings provide tailored combinations of new and existing analytical capabilities that are designed for different user needs from sophisticated analysts to casual users. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total license revenues as demand from our customer base shifts to cloud-based and subscription products and as our customers enter into additional enterprise license agreements.
In order to expand and further penetrate our customer base, we have made and plan to continue to make investments to grow our direct sales teams and indirect sales channels and to increase our brand awareness. We plan to continue to increase the size of our sales and marketing team domestically and internationally. We also intend to continue to expand our online and offline marketing efforts to increase our brand awareness.
Investment in Innovation and Advancement of Our Products
Our performance is also dependent on the investments we make in our research and development ("R&D") efforts and in our ability to continue to innovate, improve our platform, adapt to new technologies or changes to existing technologies and allow our customers to analyze data from a large and expanding range of data stores. We intend to continue to invest in product innovation and leadership, including hiring top technical talent, focusing on core technology innovation and maintaining an agile organization that supports rapid release cycles.
Investment in Infrastructure
We have made and expect to continue to make investments in our infrastructure in order to enhance and expand our operations. We expect to continue to open new offices internationally and domestically. Our international expansion efforts have resulted and will result in increased costs and are subject to a variety of risks including those associated with communication and integration problems resulting from geographic dispersion and language and cultural differences as well as those associated with compliance with laws of multiple countries. Moreover, the investments we have made and will make in our international organization may not result in our expected benefits. We expect to rely on our current cash on hand and cash generated from our operations to fund these investments. These costs could adversely affect our operating results.

Mix and Timing of Sales
Our business model results in a wide variety of sales transaction sizes. The time it takes to close a transaction, defined as the time between the entering of a sales opportunity into our customer relationship management system and the signing of a related license agreement with the customer, generally varies based on the size of the transaction. Our enterprise license agreements generally have more extended sales cycles and take longer to close.
Components of Operating Results
Revenues
License revenues.  License revenues consist of revenues recognized from the sale of perpetual, term and subscription licenses to new and existing customers. Our on-premises software licenses are sold through both perpetual and term-based license agreements. We also generate license revenues from the sale of software OEM arrangements and from sales of Tableau Online, a cloud-based subscription, which allows customers to access our software during a contractual period without taking possession of the software. Revenues from our cloud-based subscriptions are included in license revenues. We adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2018 on a modified retrospective basis. The new revenue recognition standard materially impacts the way we recognize revenues related to our on-premises term-based software license agreements. See Note 2 to the accompanying notes to the condensed consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.
Maintenance and services revenues.  Maintenance and services revenues consist of revenues recognized from the sale of maintenance agreements (including support and unspecified upgrades and enhancements if and when they are available) and, to a lesser extent, for training and professional services. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably over the maintenance period. Our contracts with customers for on-premises software licenses include one year of maintenance services, with the opportunity to renew maintenance service annually thereafter. Some customers provide purchase commitments upfront for multiple years of subscription-based software licenses and maintenance services.
We also have a professional services organization focused on both training and assisting our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services or provide the training.
Cost of Revenues
Cost of license revenues.  Cost of license revenues primarily consists of referral fees paid to third parties, expenses related to hosting our SaaS-based Tableau Online service, amortization of acquired intangible assets and other costs including providing support and allocated overhead. Allocated overhead includes overhead costs for depreciation of equipment, facilities (consisting of leasehold improvements amortization and rent) and technical operations (including costs for compensation of our personnel and costs associated with our infrastructure). We expect that the cost of license revenues will increase as a percentage of license revenues as sales of subscriptions to Tableau Online increase.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of gains and losses on foreign currency transactions and interest income on our cash and cash equivalents and investment balances. We expect interest income will continue to increase, in absolute dollars, for the remainder of 2018 compared to 2017 due to our investments in fixed income securities and rising interest rates.
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

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. We adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2018 on a modified retrospective basis. Our results of operations presented in the following tables include financial results for reporting periods during 2018, which are disclosed in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. We have included additional information regarding the impacts from the adoption of the new revenue recognition standard for the three and six months ended June 30, 2018 and included financial results during 2018 under ASC 605 for comparison to the prior year. See Note 2 to the accompanying notes to the condensed consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.

	Three Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$137,848	$(15,267)	$122,581	$103,296
Maintenance and services	144,441	(23,456)	120,985	109,584
Total revenues	282,289	(38,723)	243,566	212,880
Cost of revenues
License	4,626	(91)	4,535	2,942
Maintenance and services	30,599	106	30,705	23,723
Total cost of revenues (1)	35,225	15	35,240	26,665
Gross profit	247,064	(38,738)	208,326	186,215
Operating expenses
Sales and marketing (1)	144,150	6,352	150,502	124,160
Research and development (1)	94,033	—	94,033	81,067
General and administrative (1)	29,846	—	29,846	25,875
Total operating expenses	268,029	6,352	274,381	231,102
Operating loss	(20,965)	(45,090)	(66,055)	(44,887)
Other income, net	6,866	118	6,984	4,029
Loss before income tax expense (benefit)	(14,099)	(44,972)	(59,071)	(40,858)
Income tax expense (benefit)	(2,033)	2,529	496	1,664
Net loss	$(12,066)	$(47,501)	$(59,567)	$(42,522)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Cost of revenues	$3,299	$2,790
Sales and marketing	22,150	18,526
Research and development	26,837	25,648
General and administrative	6,026	5,150

	Three Months Ended June 30,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)
	(as a percentage of total revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	48.8%	50.3%	48.5%
Maintenance and services	51.2%	49.7%	51.5%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues
License	1.6%	1.9%	1.4%
Maintenance and services	10.8%	12.6%	11.1%
Total cost of revenues	12.5%	14.5%	12.5%
Gross profit	87.5%	85.5%	87.5%
Operating expenses
Sales and marketing	51.1%	61.8%	58.3%
Research and development	33.3%	38.6%	38.1%
General and administrative	10.6%	12.3%	12.2%
Total operating expenses	94.9%	112.7%	108.6%
Operating loss	(7.4)%	(27.1)%	(21.1)%
Other income, net	2.4%	2.9%	1.9%
Loss before income tax expense (benefit)	(5.0)%	(24.3)%	(19.2)%
Income tax expense (benefit)	(0.7)%	0.2%	0.8%
Net loss	(4.3)%	(24.5)%	(20.0)%

	Six Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$246,641	$(18,394)	$228,247	$200,540
Maintenance and services	281,855	(42,492)	239,363	212,246
Total revenues	528,496	(60,886)	467,610	412,786
Cost of revenues
License	8,580	(143)	8,437	6,209
Maintenance and services	59,070	167	59,237	47,111
Total cost of revenues (1)	67,650	24	67,674	53,320
Gross profit	460,846	(60,910)	399,936	359,466
Operating expenses
Sales and marketing (1)	282,556	10,959	293,515	242,178
Research and development (1)	187,538	—	187,538	165,369
General and administrative (1)	62,096	—	62,096	50,320
Total operating expenses	532,190	10,959	543,149	457,867
Operating loss	(71,344)	(71,869)	(143,213)	(98,401)
Other income, net	8,328	80	8,408	5,254
Loss before income tax expense (benefit)	(63,016)	(71,789)	(134,805)	(93,147)
Income tax expense (benefit)	(4,478)	8,266	3,788	4,022
Net loss	$(58,538)	$(80,055)	$(138,593)	$(97,169)

(1) Includes stock-based compensation expense as follows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cost of revenues	$6,286	$5,367
Sales and marketing	42,165	36,618
Research and development	51,994	49,163
General and administrative	13,630	10,161

	Six Months Ended June 30,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)
	(as a percentage of total revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	46.7%	48.8%	48.6%
Maintenance and services	53.3%	51.2%	51.4%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues
License	1.6%	1.8%	1.5%
Maintenance and services	11.2%	12.7%	11.4%
Total cost of revenues	12.8%	14.5%	12.9%
Gross profit	87.2%	85.5%	87.1%
Operating expenses
Sales and marketing	53.5%	62.8%	58.7%
Research and development	35.5%	40.1%	40.1%
General and administrative	11.7%	13.3%	12.2%
Total operating expenses	100.7%	116.2%	110.9%
Operating loss	(13.5)%	(30.6)%	(23.8)%
Other income, net	1.6%	1.8%	1.3%
Loss before income tax expense (benefit)	(11.9)%	(28.8)%	(22.6)%
Income tax expense (benefit)	(0.8)%	0.8%	1.0%
Net loss	(11.1)%	(29.6)%	(23.5)%

Comparison of Three and Six Months Ended June 30, 2018 and 2017
Revenues

	Three Months Ended June 30,
	2018			2017	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Revenues
License	$137,848	$(15,267)	$122,581	$103,296	33.4%	18.7%
Maintenance and services	144,441	(23,456)	120,985	109,584	31.8%	10.4%
Total revenues	$282,289	$(38,723)	$243,566	$212,880	32.6%	14.4%
Total ASC 605 revenues increased $30.7 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to increased demand for our products and services from new and existing customers both domestically and internationally. For example, as of June 30, 2018, we had over 78,000 customer accounts compared to over 61,000 customer accounts as of June 30, 2017.
ASC 605 license revenues increased $19.3 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in ASC 605 license revenues was impacted by the continued growth in customer demand for our term and subscription licenses. Revenues from term and subscription licenses represented approximately 56% of total ASC 605 license revenues during the three months ended June 30, 2018 compared to approximately 23% during the three months ended June 30, 2017. Our term and subscription licenses have lower unit sales prices and were generally recognized ratably under ASC 605 compared to our perpetual licenses, which have comparably higher unit sales prices and were recognized upfront under ASC 605. The growth in customer demand for our term and subscription licenses also increased the amount of amortized license revenues under ASC 605 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. ASC 605 maintenance and services revenues increased $11.4 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 driven by our growing customer base.
Total ASC 606 revenues were $282.3 million for the three months ended June 30, 2018 compared to total ASC 605 revenues of $243.6 million. The new revenue recognition standard materially impacts the timing of revenue recognition related to our on-premises term license agreements. Prior to our adoption of the new revenue recognition standard, we historically recognized revenue under ASC 605 related to on-premises term license agreements ratably over the term of the licensing agreement. Term license revenues were then included in license revenues. Under the new revenue recognition standard, revenue allocable to the license portion of the arrangement is recognized in license revenues upon delivery of the license. Maintenance and services revenues continue to be recognized ratably.

	Six Months Ended June 30,
	2018			2017	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Revenues
License	$246,641	$(18,394)	$228,247	$200,540	23.0%	13.8%
Maintenance and services	281,855	(42,492)	239,363	212,246	32.8%	12.8%
Total revenues	$528,496	$(60,886)	$467,610	$412,786	28.0%	13.3%
The fluctuations in revenues for the six-month periods were attributable to the same factors described in the three-month section shown above.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,
	2018			2017	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Cost of revenues
License	$4,626	$(91)	$4,535	$2,942	57.2%	54.1%
Maintenance and services	30,599	106	30,705	23,723	29.0%	29.4%
Total cost of revenues	$35,225	$15	$35,240	$26,665	32.1%	32.2%

	Three Months Ended June 30,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)
Gross Margin
License	96.6%	96.3%	97.2%
Maintenance and services	78.8%	74.6%	78.4%
Total gross margin	87.5%	85.5%	87.5%
Total ASC 605 cost of revenues increased $8.6 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was largely related to an increase in compensation expense of $5.3 million, which includes a $0.5 million increase in stock-based compensation expense, primarily resulting from headcount growth to support the delivery of our maintenance and services and to support Tableau Online. The remainder of the increase was primarily attributable to a $2.1 million increase in allocated overhead, which includes facilities related costs. Cost of revenues under ASC 605 did not differ materially from cost of revenues under ASC 606 during the three months ended June 30, 2018.

	Six Months Ended June 30,
	2018			2017	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Cost of revenues
License	$8,580	$(143)	$8,437	$6,209	38.2%	35.9%
Maintenance and services	59,070	167	59,237	47,111	25.4%	25.7%
Total cost of revenues	$67,650	$24	$67,674	$53,320	26.9%	26.9%

	Six Months Ended June 30,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)
Gross Margin
License	96.5%	96.3%	96.9%
Maintenance and services	79.0%	75.3%	77.8%
Total gross margin	87.2%	85.5%	87.1%
Total ASC 605 cost of revenues increased $14.3 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was largely related to an increase in compensation expense of $9.4 million, which includes a $0.9 million increase in stock-based compensation expense, primarily resulting from headcount growth to support the delivery of our maintenance and services and to support Tableau Online. The remainder of the increase was primarily attributable to a $1.9 million increase in allocated overhead, which includes facilities related costs. Cost of revenues under ASC 605 did not differ materially from cost of revenues under ASC 606 during the six months ended June 30, 2018.
Operating Expenses

	Three Months Ended June 30,
	2018			2017	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Operating expenses
Sales and marketing	$144,150	$6,352	$150,502	$124,160	16.1%	21.2%
Research and development	94,033	—	94,033	81,067	16.0%	16.0%
General and administrative	29,846	—	29,846	25,875	15.3%	15.3%
Total operating expenses	$268,029	$6,352	$274,381	$231,102	16.0%	18.7%
Sales and Marketing
ASC 605 sales and marketing expenses increased $26.3 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was largely related to an increase in compensation expense of $21.6 million, which includes a $3.6 million increase in stock-based compensation expense, primarily resulting from headcount growth as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to a $2.9 million increase in allocated overhead, which includes facilities related costs.
ASC 606 sales and marketing expenses were $144.2 million for the three months ended June 30, 2018 compared to ASC 605 sales and marketing expenses of $150.5 million. The difference of $6.4 million relates to the net impacts from the deferral of sales compensation expense under ASC 606. All of our sales compensation costs are expensed as incurred under ASC 605.
Research and Development
Research and development expenses increased $13.0 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was largely related to an increase in compensation expense of $10.7 million, which includes a $1.2 million increase in stock-based compensation expense, primarily resulting from headcount growth as part of our focus on further developing and enhancing our products.
General and Administrative

General and administrative expenses increased $4.0 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was largely related to an increase in compensation expense of $3.1 million, which includes a $0.9 million increase in stock-based compensation expense, primarily resulting from headcount growth to support our expansion both domestically and internationally.

	Six Months Ended June 30,
	2018			2017	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Operating expenses
Sales and marketing	$282,556	$10,959	$293,515	$242,178	16.7%	21.2%
Research and development	187,538	—	187,538	165,369	13.4%	13.4%
General and administrative	62,096	—	62,096	50,320	23.4%	23.4%
Total operating expenses	$532,190	$10,959	$543,149	$457,867	16.2%	18.6%
Sales and Marketing
ASC 605 sales and marketing expenses increased $51.3 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was largely related to an increase in compensation expense of $40.5 million, which includes a $5.5 million increase in stock-based compensation expense, primarily resulting from headcount growth as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to a $8.4 million increase in additional marketing and travel-related costs for marketing promotions, customer events and advertising that promoted our brand and created market awareness for our technology offerings both domestically and internationally.
ASC 606 sales and marketing expenses were $282.6 million for the six months ended June 30, 2018 compared to ASC 605 sales and marketing expenses of $293.5 million for the six months ended June 30, 2018. The difference of $11.0 million relates to the net impacts from the deferral of sales compensation expense under ASC 606. All of our sales compensation costs are expensed as incurred under ASC 605.
Research and Development
Research and development expenses increased $22.2 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was largely related to an increase in compensation expense of $20.6 million, which includes a $2.8 million increase in stock-based compensation expense, primarily resulting from headcount growth as part of our focus on further developing and enhancing our products.
General and Administrative
General and administrative expenses increased $11.8 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was largely related to an increase in compensation expense of $7.9 million, which includes a $3.5 million increase in stock-based compensation expense, primarily resulting from headcount growth to support our expansion both domestically and internationally.
Other Income, Net

	Three Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Other income, net	$6,866	$118	$6,984	$4,029

Other income, net increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase in interest income earned on our cash equivalent and investment balances.

	Six Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Other income, net	$8,328	$80	$8,408	$5,254
Other income, net increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in interest income earned on our cash equivalent and investment balances.
Income Tax Expense (Benefit)

	Three Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
Income tax expense (benefit)	$(2,033)	$2,529	$496	$1,664
Effective tax rate	14.4%		(0.8)%	(4.1)%
Our ASC 605 effective tax rate for the three months ended June 30, 2018 was (0.8)% compared to (4.1)% for the three months ended June 30, 2017. The difference in the effective tax rates between the three month periods is primarily attributable to an increase in taxes in foreign jurisdictions, offset by an income tax benefit from the recognition of excess tax benefits of stock-based compensation during the three months ended June 30, 2018.
Our ASC 606 effective tax rate for the three months ended June 30, 2018 was 14.4% compared to (4.1)% for the three months ended June 30, 2017. The difference in the effective tax rates between the three month periods is primarily attributable to additional income as a result of our adoption of ASC 606 combined with a year to date tax benefit in foreign jurisdictions, which was increased by the recognition of excess tax benefits of stock-based compensation during the period. The difference in effective tax rates between ASC 606 and ASC 605 is primarily attributable to the differences in the amount of revenue recognized under ASC 606 compared to ASC 605.

	Six Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
Income tax expense (benefit)	$(4,478)	$8,266	$3,788	$4,022
Effective tax rate	7.1%		(2.8)%	(4.3)%
Our ASC 605 effective tax rate for the six months ended June 30, 2018 was (2.8)% compared to (4.3)% for the six months ended June 30, 2017. The difference in the effective tax rates between the six month periods is primarily attributable to an increase in taxes in foreign jurisdictions, offset by an income tax benefit from the recognition of excess tax benefits of stock-based compensation during the six months ended June 30, 2018.
Our ASC 606 effective tax rate for the six months ended June 30, 2018 was 7.1% compared to (4.3)% for the six months ended June 30, 2017. The difference in the effective tax rates between the six month periods is primarily attributable to additional income as a result of our adoption of ASC 606 combined with a year to date tax benefit in foreign jurisdictions, which was increased by the recognition of excess tax benefits of stock-based compensation during the period. The difference in effective tax rates between ASC 606 and ASC 605 is primarily attributable to the differences in the amount of revenue recognized under ASC 606 compared to ASC 605.
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
Non-GAAP financial information is adjusted for a tax rate equal to our estimated tax rate on non-GAAP income over a three-year financial projection. This long-term rate is based on our estimated annual GAAP income tax rate forecast, adjusted to account for items excluded from GAAP income in calculating the non-GAAP financial measures. To determine this long-term non-GAAP tax rate, we evaluate a three-year financial projection that excludes the impact of non-cash stock-based compensation expense and expense related to amortization of acquired intangible assets. The long-term non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The long-term non-GAAP tax rate applied to the three and six months ended June 30, 2018 was 20%. The long-term non-GAAP tax rate applied to the three and six months ended June 30, 2017 was 30%. We applied these same non-GAAP tax rates to our financial results presented in accordance with ASC 606 and ASC 605. The long-term non-GAAP tax rates assume our deferred income tax assets will be realized based upon projected future taxable income excluding stock-based compensation expense. We anticipate using the long-term non-GAAP tax rate of 20% applied to the three and six months ended June 30, 2018 in future periods and may provide updates to this rate on an annual basis, or more frequently if material changes occur.
Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company's non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for meaningful comparisons between our operating results from period to period. The expense related to amortization of acquired intangible assets is dependent upon estimates and assumptions, which can vary significantly and are unique to each asset acquired; therefore, we believe non-GAAP measures that adjust for the amortization of acquired intangible assets provides investors a consistent basis for comparison across accounting periods. All of these non-GAAP financial measures are important tools for financial and operational decision-making and for evaluating our operating results over different periods of time.
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
Our non-GAAP financial measures may not provide information that is directly comparable to information provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial measures differently. In addition, there are limitations in using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Because of the significant impact of the adoption of ASC 606 on our results of operations, non-GAAP financial measures for the three and six months ended June 30, 2018 (computed in accordance with ASC 606) are not as comparable to non-GAAP financial measures for the three and six months ended June 30, 2017 (computed in accordance with ASC 605). The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge our investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.
The following tables summarize our non-GAAP financial measures:

	Three Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
Non-GAAP gross profit	$250,767	$(38,738)	$212,029	$189,100
Non-GAAP gross margin	88.8%		87.1%	88.8%
Non-GAAP operating income (loss)	$37,751	$(45,090)	$(7,339)	$7,322
Non-GAAP operating margin	13.4%		(3.0)%	3.4%
Non-GAAP net income (loss)	$35,694	$(35,978)	$(284)	$7,945

	Six Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
Non-GAAP gross profit	$467,885	$(60,910)	$406,975	$365,023
Non-GAAP gross margin	88.5%		87.0%	88.4%
Non-GAAP operating income (loss)	$43,484	$(71,869)	$(28,385)	$3,098
Non-GAAP operating margin	8.2%		(6.1)%	0.8%
Non-GAAP net income (loss)	$41,450	$(57,432)	$(15,982)	$5,846
Free cash flow (1)	$48,180	$322	$48,502	$100,671
(1) Free cash flow is presented on a year-to-date basis only.

The following tables present the reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Gross profit	$247,064	$(38,738)	$208,326	$186,215
Excluding: Stock-based compensation expense attributable to cost of revenues	3,299	—	3,299	2,790
Excluding: Amortization of acquired intangible assets	404	—	404	95
Non-GAAP gross profit	$250,767	$(38,738)	$212,029	$189,100

	Six Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Gross profit	$460,846	$(60,910)	$399,936	$359,466
Excluding: Stock-based compensation expense attributable to cost of revenues	6,286	—	6,286	5,367
Excluding: Amortization of acquired intangible assets	753	—	753	190
Non-GAAP gross profit	$467,885	$(60,910)	$406,975	$365,023
The following tables present the reconciliation of gross margin to non-GAAP gross margin:

	Three Months Ended June 30,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)

Gross margin	87.5%	85.5%	87.5%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.2%	1.4%	1.3%
Excluding: Amortization of acquired intangible assets	0.1%	0.2%	0.0%
Non-GAAP gross margin	88.8%	87.1%	88.8%

	Six Months Ended June 30,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)

Gross margin	87.2%	85.5%	87.1%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.2%	1.3%	1.3%
Excluding: Amortization of acquired intangible assets	0.1%	0.2%	0.0%
Non-GAAP gross margin	88.5%	87.0%	88.4%

The following tables present the reconciliation of operating loss to non-GAAP operating income (loss):

	Three Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Operating loss	$(20,965)	$(45,090)	$(66,055)	$(44,887)
Excluding: Stock-based compensation expense	58,312	—	58,312	52,114
Excluding: Amortization of acquired intangible assets	404	—	404	95
Non-GAAP operating income (loss)	$37,751	$(45,090)	$(7,339)	$7,322

	Six Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Operating loss	$(71,344)	$(71,869)	$(143,213)	$(98,401)
Excluding: Stock-based compensation expense	114,075	—	114,075	101,309
Excluding: Amortization of acquired intangible assets	753	—	753	190
Non-GAAP operating income (loss)	$43,484	$(71,869)	$(28,385)	$3,098

The following tables present the reconciliation of operating margin to non-GAAP operating margin:

	Three Months Ended June 30,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)

Operating margin	(7.4)%	(27.1)%	(21.1)%
Excluding: Stock-based compensation expense	20.7%	23.9%	24.5%
Excluding: Amortization of acquired intangible assets	0.1%	0.2%	0.0%
Non-GAAP operating margin	13.4%	(3.0)%	3.4%

	Six Months Ended June 30,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)

Operating margin	(13.5)%	(30.6)%	(23.8)%
Excluding: Stock-based compensation expense	21.6%	24.4%	24.5%
Excluding: Amortization of acquired intangible assets	0.1%	0.2%	0.0%
Non-GAAP operating margin	8.2%	(6.1)%	0.8%

The following tables present the reconciliation of net loss to non-GAAP net income (loss) and non-GAAP net income (loss) per basic and diluted common share:

	Three Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands, except per share amounts)
Net loss	$(12,066)	$(47,501)	$(59,567)	$(42,522)
Excluding: Stock-based compensation expense	58,312	—	58,312	52,114
Excluding: Amortization of acquired intangible assets	404	—	404	95
Income tax adjustments	(10,956)	11,523	567	(1,742)
Non-GAAP net income (loss)	$35,694	$(35,978)	$(284)	$7,945

Weighted average shares used to compute non-GAAP basic net income (loss) per share	82,247		82,247	78,511
Effect of potentially dilutive shares: stock awards	3,878		—	3,925
Weighted average shares used to compute non-GAAP diluted net income (loss) per share	86,125		82,247	82,436

Non-GAAP net income (loss) per share:
Basic	$0.43		$(0.00)	$0.10
Diluted	$0.41		$(0.00)	$0.10

	Six Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands, except per share amounts)
Net loss	$(58,538)	$(80,055)	$(138,593)	$(97,169)
Excluding: Stock-based compensation expense	114,075	—	114,075	101,309
Excluding: Amortization of acquired intangible assets	753	—	753	190
Income tax adjustments	(14,840)	22,623	7,783	1,516
Non-GAAP net income (loss)	$41,450	$(57,432)	$(15,982)	$5,846

Weighted average shares used to compute non-GAAP basic net income (loss) per share	81,647		81,647	77,966
Effect of potentially dilutive shares: stock awards	3,949		—	3,772
Weighted average shares used to compute non-GAAP diluted net income (loss) per share	85,596		81,647	81,738

Non-GAAP net income (loss) per share:
Basic	$0.51		$(0.20)	$0.07
Diluted	$0.48		$(0.20)	$0.07

The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Six Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Net cash provided by operating activities	$59,256	$322	$59,578	$134,531
Less: Purchases of property and equipment	(11,076)	$—	(11,076)	(33,860)
Free cash flow	$48,180	$322	$48,502	$100,671
Net cash used in investing activities	$(38,830)	$—	$(38,830)	$(33,860)
Net cash used in financing activities	$(34,432)	$—	$(34,432)	$(18,368)
Effect of exchange rate changes on cash and cash equivalents	$(2,781)	$(322)	$(3,103)	$1,884
Non-GAAP Operating Income (Loss)
ASC 605 non-GAAP operating loss for the three months ended June 30, 2018 was $7.3 million compared to a non-GAAP operating income of $7.3 million for the three months ended June 30, 2017. The difference was primarily due to increases in our operating expenses relative to our total ASC 605 revenues. Increases in operating expenses were largely related to additional compensation expense, primarily resulting from headcount growth. Our ASC 605 revenue growth was impacted by changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses.
ASC 606 non-GAAP operating income for the three months ended June 30, 2018 was $37.8 million compared to a ASC 605 non-GAAP operating loss of $7.3 million. The difference in the amount of non-GAAP operating income (loss) under ASC 606 compared to ASC 605 relates to differences in the amount of revenue recognized under ASC 606 compared to ASC 605 and the net impacts from the deferral of certain sales commission costs under ASC 606.
ASC 605 non-GAAP operating loss for the six months ended June 30, 2018 was $28.4 million compared to a non-GAAP operating income of $3.1 million for the six months ended June 30, 2017. The difference was primarily due to increases in our operating expenses relative to our total ASC 605 revenues. Increases in operating expenses were largely related to additional compensation expense, primarily resulting from headcount growth. Our ASC 605 revenue growth was impacted by changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses.
ASC 606 non-GAAP operating income for the six months ended June 30, 2018 was $43.5 million compared to a ASC 605 non-GAAP operating loss of $28.4 million. The difference in the amount of non-GAAP operating income (loss) under ASC 606 compared to ASC 605 relates to differences in the amount of revenue recognized under ASC 606 compared to ASC 605 and the net impacts from the deferral of certain sales commission costs under ASC 606.
Non-GAAP Net Income (Loss)
ASC 605 non-GAAP net loss for the three months ended June 30, 2018 was $0.3 million compared to a non-GAAP net income of $7.9 million for the three months ended June 30, 2017. The difference was primarily attributable to the increase in non-GAAP operating loss.
ASC 606 non-GAAP net income for the three months ended June 30, 2018 was $35.7 million compared to ASC 605 non-GAAP net loss of $0.3 million. The difference in the amount of non-GAAP net income (loss) under ASC 606 compared to ASC 605 relates to differences in the amount of revenue recognized under ASC 606 compared to ASC 605 and the net impacts from the deferral of certain sales commission costs under ASC 606.
ASC 605 non-GAAP net loss for the six months ended June 30, 2018 was $16.0 million compared to a non-GAAP net income of $5.8 million for the six months ended June 30, 2017. The difference was primarily attributable to the increase in non-GAAP operating loss.

ASC 606 non-GAAP net income for the six months ended June 30, 2018 was $41.5 million compared to ASC 605 non-GAAP net loss of $16.0 million. The difference in the amount of non-GAAP net income (loss) under ASC 606 compared to ASC 605 relates to differences in the amount of revenue recognized under ASC 606 compared to ASC 605 and the net impacts from the deferral of certain sales commission costs under ASC 606.
Free Cash Flow
ASC 606 free cash flow for the six months ended June 30, 2018 was $48.2 million compared to free cash flow of $100.7 million for the six months ended June 30, 2017. The decrease of $52.5 million was primarily attributable to the decrease in net cash provided by operating activities, partially offset by the decrease in cash used for capital expenditures to support the growth of our business. ASC 606 free cash flow did not differ materially from ASC 605 free cash flow.
Liquidity and Capital Resources
As of June 30, 2018, we had cash and cash equivalents totaling $611.1 million, investments of $391.0 million, accounts receivable, net of $170.9 million and $743.4 million of working capital.
The following tables show our cash and cash equivalents, investments and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	June 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$611,091	$627,878
Short-term investments	301,054	226,787
Long-term investments	89,991	148,364

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$59,256	$134,531
Net cash used in investing activities	(38,830)	(33,860)
Net cash used in financing activities	(34,432)	(18,368)
Effect of exchange rate changes	(2,781)	1,884
Net increase (decrease) in cash and cash equivalents	$(16,787)	$84,187
As of June 30, 2018, our cash and cash equivalents and short-term investments were held for working capital purposes and were held in cash deposits, money market funds, U.S. treasury securities, U.S. agency securities and corporate bonds. We intend to continue making capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced product and services offerings and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $59.3 million for the six months ended June 30, 2018 as a result of a net loss of $58.5 million, adjusted for stock-based compensation expense of $114.1 million and non-cash depreciation and amortization expense of $19.1 million related to capital assets. Net cash provided by operating activities was also impacted by a $31.5 million decrease in accounts receivable, net, and a $44.9 million increase in prepaid expenses and other assets. The decrease in accounts receivable, net, was primarily due to seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter. Fluctuations in accounts receivable, net is also impacted by purchase commitments from customers upfront for multiple years of subscription-based software licenses and maintenance services, which may be invoiced over multiple reporting periods. The increase in prepaid expenses and other assets was primarily due to an increase in our contract assets balance resulting from revenue recorded during the period under ASC 606 that was not yet billed. The increase in prepaid expenses was also impacted by the deferral of sales commission costs of $15.0 million under ASC 606.

Net cash provided by operating activities was $134.5 million for the six months ended June 30, 2017 as a result of a net loss of $97.2 million, adjusted for stock-based compensation expense of $101.3 million and non-cash depreciation and amortization expense of $23.8 million related to capital assets. Net cash provided by operating activities was also impacted by a $72.5 million decrease in accounts receivable, net, a $30.1 million increase in deferred revenue and a $19.5 million decrease in prepaid expenses and other assets. The decrease in accounts receivable, net, was primarily due to seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter. The increase in deferred revenue was primarily due to increased sales of maintenance agreements and an increase in term and subscription license sales which had ratable revenue recognition in 2017 under our historical accounting policy.
Investing Activities
Cash used in investing activities was $38.8 million for the six months ended June 30, 2018. The cash used for this period was attributable to purchases of investments of $156.6 million, partially offset by maturities of investments of $139.7 million. Cash used in investing activities was also impacted by capital expenditures to support the growth of our business of $11.1 million, and $10.9 million, net of cash acquired, used to purchase Empirical Systems, Inc., a privately-held Delaware corporation.
Cash used in investing activities was $33.9 million for the six months ended June 30, 2017. The cash used for this period was attributable to capital expenditures to support the growth of our business.
Financing Activities
Net cash used in financing activities was $34.4 million for the six months ended June 30, 2018 as a result of repurchases of common stock under our stock repurchase program of $60.0 million, partially offset by proceeds of $8.2 million from the exercise of stock options and $17.4 million from the purchases of stock under our 2013 Employee Stock Purchase Plan ("2013 ESPP").
Net cash used in financing activities was $18.4 million for the six months ended June 30, 2017 as a result of repurchases of common stock under our stock repurchase program of $40.0 million, partially offset by proceeds of $8.0 million from the exercise of stock options and $13.6 million from the purchases of stock under our 2013 ESPP.
Stock Repurchase Program
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $200 million of our outstanding Class A common stock. On April 26, 2018, our board of directors authorized us to repurchase up to an additional $300 million of our outstanding Class A common stock under our previously announced stock repurchase program. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. Repurchases under the program may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing, in compliance with Rule 10b-18 under the Exchange Act.
During the six months ended June 30, 2018, we repurchased 679,081 shares of our outstanding Class A common stock at an average price of $88.37 per share for $60.0 million. During the six months ended June 30, 2017, we repurchased 703,086 shares of our outstanding Class A common stock at an average price of $56.91 per share for $40.0 million. All repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of June 30, 2018, we were authorized to repurchase a remaining $340.0 million of our Class A common stock under our repurchase program.
Obligations and Commitments
As of June 30, 2018, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2029. See Note 10 to the accompanying notes to the condensed consolidated financial statements for additional information on our operating leases including changes to our principal lease commitments compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2018, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018.
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
Based on management's evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
We adopted the new revenue recognition standard effective during the first quarter of 2018 on a modified retrospective basis. As a result, we implemented changes to our internal control over financial reporting, including changes to our business systems. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We incurred a net loss in each quarter and for the full year of 2017, as well as in the first and second quarters of 2018. We expect expenses to continue to increase as we make investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for, and enhancements of, our existing products.

Moreover, as we grow our business, we expect our revenue growth rates to continue to slow in future periods due to a number of reasons, which may include slowing demand for our products, shifts in customer demand and spending on licenses for our products, shifts in sales of subscription-based versus perpetual licenses, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, the maturation of our business or the decline in the number of organizations into which we have not already expanded. Additionally, our revenue growth rates for the three and six months ended June 30, 2018 computed in accordance with ASC 606 as compared to our financial results for the three and six months ended June 30, 2017 computed in accordance with ASC 605 were positively impacted by our adoption of the new revenue recognition standard effective January 1, 2018. For example, prior to our adoption of the new revenue recognition standard, we historically recognized revenue related to on-premises term license agreements ratably over the term of the licensing agreement. Under the new revenue recognition standard, revenue allocable to the license portion of the arrangement is recognized upon delivery of the license. Accordingly, our historical results or revenue growth should not be considered indicative of our future performance.
If we fail to successfully manage the transition to a subscription-based business model, our results of operations could be negatively impacted.
We are currently transitioning to a more subscription-based business model. In April 2018, we introduced role-based subscription offerings to help organizations scale analytics. Tableau Creator, Explorer and Viewer subscriptions each provide tailored combinations of new and existing analytical capabilities that are designed for different user needs, from sophisticated analysts to casual users. It is uncertain whether this transition will prove successful or whether we will be able to develop this business model more quickly than our competitors. Market acceptance of our product and service offerings will be dependent on our ability (1) to include functionality and usability that address our customers' requirements, and (2) to optimally price our products in light of marketplace conditions, our costs and customer demand. This transition may have negative revenue implications. If we are unable to respond to these competitive factors, our business could be harmed.
This subscription strategy may give rise to a number of risks, including the following:

•	our revenues and cash flows may fluctuate more than anticipated over the short-term as a result of this strategy;

•	if new or current customers desire only perpetual licenses, our subscription sales may lag behind our expectations;

•	the shift to a subscription strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time and access to files once a subscription has expired;

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
As customers demand products that provide business analytics via a SaaS business model, our business could be adversely affected.
We believe that companies have begun to expect that key software be provided through a SaaS model. We have used and expect to use our current cash or future cash flows to fund further development of our Tableau Online product, and we may encounter difficulties that cause our costs to exceed our current expectations. Moreover, as demand increases, we will need to make additional investments in related infrastructure such as public cloud platforms, data centers, network bandwidth and technical operations personnel. All of these investments could negatively affect our operating results. Even if we make these investments, we may be unsuccessful in achieving significant market acceptance of this product. Moreover, sales of a potential future SaaS offering by our competitors could adversely affect sales of all of our existing products. In addition, increasing sales of our SaaS offering could cannibalize license sales of our on-premises desktop and server products to our existing and prospective customers, which could negatively impact our overall sales growth. The migration of our customers to a SaaS model would also change the manner in which we recognize revenue, which could adversely affect our operating results and business operations.
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
Our future success depends in large part on the continued contributions of our senior management and other key personnel. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our products and our strategic direction. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. On July 19, 2018, we announced that Damon Fletcher had been appointed as Chief Financial Officer. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business. We do not maintain "key person" insurance for any member of our senior management team or any of our other key employees.
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
In addition, we may compete with open source initiatives and custom development efforts. We expect competition to increase as other established and emerging companies enter the business analytics software market, as customer requirements evolve and as new products and technologies are introduced such as artificial intelligence and machine learning technologies. We expect this to be particularly true with respect to our SaaS-

based offering. This is a relatively new and evolving area of business analytics solutions, and we anticipate competition to increase based on customer demand for these types of products.
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
Interruptions or performance problems associated with our technology and infrastructure, including those caused by cyber-attacks, may adversely affect our business and results of operations.
We have in the past experienced, and may in the future experience, performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, cyber-attacks, security incidents, natural disasters or fraud. If our security is compromised, our website is unavailable or our users are unable to download our software within a reasonable amount of time or at all, our business could be negatively affected. Moreover, if our security measures, products or services are subject to cyber-attacks that degrade or deny the ability of users to access our website, Tableau Online, or other products or services, our products or services may be perceived as insecure and we may incur significant legal and financial exposure. In particular, our cloud-based products, Tableau Online and Tableau Public, may be especially vulnerable to interruptions, performance problems or cyber-attacks. In some instances, we may not be able to identify the cause or causes of these events within an acceptable period of time. These cloud-based products are hosted at third-party data centers that are not under our direct control. If these data centers were to be damaged or suffer disruption, our ability to provide these products to our customers could be impaired and our reputation could be harmed, and we may face legal action over the disruption, as well as incur additional compliance and information security costs to mitigate future disruptions. Moreover, if a significant security breach occurs with respect to an industry peer, our customers and potential customers may lose trust in the security of business intelligence or analytics platforms generally, which could adversely impact our ability to retain existing customers or attract new ones.
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
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. During the six months ended June 30, 2018, we closed 737 sales transactions greater than $100,000 compared to 666 transactions greater than $100,000 during the six months ended June 30, 2017, representing an 11% increase in the number of transactions. This metric has been, and we expect will continue to be, impacted by our transition to a more subscription-based business model as the unit sales price of each subscription license is lower than a comparable perpetual license. We anticipate that the quantity of sales transactions greater than $100,000 will continue to fluctuate on a quarter by quarter basis. These larger transactions may involve significant customer negotiation and are typically completed near the end of the quarter. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. Events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
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
We currently derive and expect to continue to derive substantially all of our revenues from our Tableau Desktop, Tableau Server and Tableau Online software products. In April 2018, we released Tableau Prep, a new data preparation product that integrates directly into the Tableau analytical workflow. As such, the continued growth in market demand of these software products is critical to our continued success. Demand for our software is affected by a number of factors, including continued market acceptance of our products, the timing of development and release of new products by our competitors, price or product packaging changes by us or by our competitors, technological change, growth or contraction in the traditional and expanding business analytics market and general economic conditions and trends. If our competitors offer products or functionality similar to ours at more attractive prices, we may have to reduce our prices, which may cause our revenues to decline. Further, if we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, or we cannot successfully meet our customers' needs or innovate on their needs timely, our business, results of operations, financial condition and growth prospects will be materially and adversely affected.
If our new products and product enhancements do not achieve sufficient market acceptance, our results of operations and competitive position will suffer.

We spend substantial amounts of time and money to research and develop new software and enhanced versions of our existing software to incorporate additional features, improve functionality, function in concert with new technologies or changes to existing technologies and allow our customers to analyze a wide range of data sources. For example, in January 2018, we released Hyper, our new in-memory data engine, which was a significant upgrade to our existing Hybrid Data Architecture. Further, in April 2018, we released Tableau Prep, a new data preparation product that integrates directly into the Tableau analytical workflow. When we develop a new product or an enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, such as Hyper or Tableau Prep, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market.
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
Our operations involve transmission and processing of our customers' confidential, proprietary and sensitive information including, in some cases, personally identifiable information and credit card information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Despite our security measures, our information technology and infrastructure may be vulnerable to security risks, including but not limited to, unauthorized access to use or disclosure of customer data, theft of proprietary information, employee error or misconduct denial of service attacks, loss or corruption of customer data, and computer hacking attacks or other cyber-attacks. Such events could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liabilities. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities.
Our failure to adequately protect personal information or to comply with data protection laws could have a material adverse effect on our business.
A wide variety of local, state, national and international laws, directives and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by stockholders, end-customers and other affected individuals, damage to our reputation and loss of goodwill (in relation to stockholders, existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance and business. Changing definitions of personal data and personal information, within the European Union, the United States and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data.
For example, on June 28, 2018, California enacted the California Consumer Privacy Act ("CCPA"), which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also expands the definition of personal information used in most existing U.S. privacy laws. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. The CCPA may increase our compliance costs and potential liability.
In the European Union, the General Data Protection Regulation ("GDPR") took effect on May 25, 2018, introducing new data protection requirements. The GDPR introduces strict requirements for processing personal data, including potentially burdensome documentation requirements, more stringent requirements for obtaining valid consent, obligations to honor expanded rights of individuals to control the use and retention of their personal data and requirements to notify regulators and affected individuals of certain personal data breaches. The GDPR will increase our responsibility and potential liability in relation to personal data that we process both on our own behalf and on behalf of our customers, increase our compliance costs and could restrict our operations in Europe.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 69% of our total ASC 606 revenues in the six months ended June 30, 2018 were derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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
Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, the continued sovereign debt crisis, potential future government shutdowns, the federal government's failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, political deadlock, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on business analytics software in general and negatively affect the rate of growth of our business.
The inability of legislators to pass additional short- or longer-term spending bills could lead to additional shutdowns or other disruptions. In addition, general worldwide economic conditions could experience significant downturns and instability, including as a result of changes in global trade policies, such as the Brexit referendum in the United Kingdom, or other political or economic developments. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may tighten their budgets and face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.
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
As of June 30, 2018, we had 32 issued U.S. patents covering our technology and 67 patent applications pending for examination in the United States. We also had 14 pending patent applications internationally as of June 30, 2018 including filings at the European Patent Office and in Canada and Australia. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
Recently enacted U.S. tax legislation will significantly change the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-sourced earnings. The legislation is unclear in some respects and will require interpretations and implementation regulations by the IRS as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. Any changes to or the reform of current U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. While the impact of our accumulated foreign earnings to date is not significant, this may change in the future. In addition, due to the expansion of our international business activities, the foregoing changes in the U.S. taxation of such activities and any future changes may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
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
We prepare our financial statements in conformity with GAAP. These accounting principles are subject to interpretation or changes by the FASB and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. A change in accounting standards or practices could harm our operating results, reduce the comparability of our historical results and may even affect our reporting of transactions completed before the change is effective. Examples of new accounting pronouncements include ASU 2014-09, referred to throughout this report as ASC 606 or the new revenue recognition standard, and ASU 2016-02, referred to throughout this report as the new lease accounting standard. We adopted ASC 606 effective January 1, 2018 on a modified retrospective basis. As further discussed in Note 2 to the accompanying notes to the condensed consolidated financial statements, this standard significantly impacted our results for three and six months ended June 30, 2018 as compared to prior years as it changed the way we recognize revenue and the timing of revenue recognition related to our on-premises term license agreements. We will adopt the new lease accounting standard effective January 1, 2019 on a modified retrospective basis. These or other changes to existing rules may harm our operating results and affect the comparability of our results from period to period.
If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.
The majority of our sales contracts have historically been denominated in U.S. dollars. A strengthening of the U.S. dollar could increase the real cost of our software to our customers outside of the United States, which could adversely affect our business, results of operations, financial condition and cash flows. As we continue to expand our international operations, we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar, which would increase our exposure to the effects foreign currency rate fluctuations. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. Developments such as changes in U.S. trade policies and the outcome of the Brexit referendum have caused significant volatility in global stock markets and currency exchange rate fluctuations. We currently do not hedge our exposure to foreign currency exchange risks by engaging in foreign exchange hedging transactions, although we may do so in the future.
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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in May 2013 at a price of $31.00 per share, our Class A common stock's daily closing price on the New York Stock Exchange has ranged from $37.22 to $128.74 through August 2, 2018. On August 2, 2018, the closing price of our Class A common stock was $110.16.
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
In addition, as of June 30, 2018, we had options outstanding that, if fully exercised, would result in the issuance of approximately 0.1 million and 2.0 million shares of Class A and Class B common stock, respectively. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2018, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 65% of the voting power of our outstanding capital stock. Our executive officers and directors and their affiliates, collectively beneficially owned shares representing a majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our executive officers and directors and their affiliates, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. These laws, regulations and standards are subject to varying interpretations, and their application in practice may evolve over time as regulatory and governing bodies issue revisions to, or new interpretations of, these public company requirements. Such changes could result in continuing uncertainty regarding compliance matters and higher legal and financial costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
Being a public company under these new rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers or members of our board of directors, particularly to serve on our audit and compensation committees.
As a result of the disclosures within our filings with the SEC, information about our business and our financial condition is available to competitors and other third parties, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.
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
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. On April 26, 2018, our board of directors authorized us to repurchase up to an additional $300 million of our outstanding Class A common stock under our previously announced stock repurchase program. As of June 30, 2018, we had repurchased and retired 2,390,026 shares of our Class A common stock for a total purchase price of $160.0 million and were authorized to repurchase up to a remaining $340.0 million of our Class A common stock under the existing stock repurchase program. We cannot guarantee that our repurchase program will enhance long-term stockholder value. For example, the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program's effectiveness. Our repurchases of common stock could also affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, the program does not obligate us to repurchase any dollar amount or number of shares of common stock and may be modified, suspended or discontinued at any time, and any of which could cause the market price of our stock to decline.
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

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
The following table sets forth for the indicated period, share repurchases of our Class A common stock.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2018 - January 31, 2018	—	$—	—	$100,000
February 1, 2018 - February 28, 2018	317,261	$81.97	317,261	$73,993
March 1, 2018 - March 31, 2018	48,899	$81.82	48,899	$69,992
April 1, 2018 - April 30, 2018	—	$—	—	$369,992
May 1, 2018 - May 31, 2018	274,955	$95.48	274,955	$343,741
June 1, 2018 - June 30, 2018	37,966	$98.90	37,966	$339,986
(1) All repurchases were made as part of our publicly announced stock repurchase program. On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $200 million of our outstanding Class A common stock. On April 26, 2018, our board of directors authorized us to repurchase up to an additional $300 million of our outstanding Class A common stock under our previously announced stock repurchase program. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. For further information regarding our stock repurchase program, see Note 5 to the accompanying notes to the condensed consolidated financial statements.

ITEM 6.        EXHIBITS
Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.
3.2(2)	Amended and Restated Bylaws of Tableau Software, Inc.
10.1	Offer Letter between Tableau Software, Inc. and Mark Nelson, dated April 5, 2018.
10.2	Amended Offer Letter between Tableau Software, Inc. and Damon Fletcher, dated July 20, 2018.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August 2018.

TABLEAU SOFTWARE, INC.
By: /s/ Damon Fletcher

Damon Fletcher
Chief Financial Officer (principal
financial and accounting officer
and duly authorized signatory)