Form 10-Q
period 2018-09-30
Tableau Software Inc
filed 2018-11-08
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 6, 2018, there were approximately 71,551,528 shares of the Registrant's Class A common stock and 12,016,296 shares of the Registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2018	December 31, 2017
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$639,254	$627,878
Short-term investments	317,505	226,787
Accounts receivable, net of allowance for doubtful accounts of $1,401 and $1,003	187,424	203,366
Prepaid expenses and other current assets	136,828	30,514
Income taxes receivable	1,363	673
Total current assets	1,282,374	1,089,218
Long-term investments	63,551	148,364
Property and equipment, net	91,265	106,753
Goodwill	42,530	35,083
Deferred income taxes	4,007	5,287
Other long-term assets	46,271	14,090
Total assets	$1,529,998	$1,398,795
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,817	$4,448
Accrued compensation and employee-related benefits	96,091	96,390
Other accrued liabilities	66,313	37,722
Income taxes payable	7,547	4,743
Deferred revenue	328,187	419,426
Total current liabilities	501,955	562,729
Deferred revenue	15,851	28,058
Other long-term liabilities	52,447	54,385
Total liabilities	570,253	645,172
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 12,016,296 and 14,492,846 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1	1
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 71,530,794 and 65,969,499 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	7	7
Additional paid-in capital	1,290,077	1,168,563
Accumulated other comprehensive loss	(11,914)	(11,991)
Accumulated deficit	(318,426)	(402,957)
Total stockholders' equity	959,745	753,623
Total liabilities and stockholders' equity	$1,529,998	$1,398,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Revenues
License	$138,127	$99,424	$384,768	$299,964
Maintenance and services	152,453	115,493	434,308	327,739
Total revenues	290,580	214,917	819,076	627,703
Cost of revenues
License	5,230	3,265	13,810	9,474
Maintenance and services	29,549	26,664	88,619	73,775
Total cost of revenues (1)	34,779	29,929	102,429	83,249
Gross profit	255,801	184,988	716,647	544,454
Operating expenses
Sales and marketing (1)	142,129	123,842	424,685	366,020
Research and development (1)	97,939	84,494	285,477	249,863
General and administrative (1)	30,959	25,697	93,055	76,017
Total operating expenses	271,027	234,033	803,217	691,900
Operating loss	(15,226)	(49,045)	(86,570)	(147,446)
Other income, net	4,381	3,677	12,709	8,931
Loss before income tax expense	(10,845)	(45,368)	(73,861)	(138,515)
Income tax expense	10,492	1,185	6,014	5,207
Net loss	$(21,337)	$(46,553)	$(79,875)	$(143,722)

Net loss per share:
Basic	$(0.26)	$(0.59)	$(0.97)	$(1.83)
Diluted	$(0.26)	$(0.59)	$(0.97)	$(1.83)

Weighted average shares used to compute net loss per share:
Basic	83,264	79,440	82,191	78,463
Diluted	83,264	79,440	82,191	78,463

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$3,488	$2,885	$9,774	$8,252
Sales and marketing	22,357	18,603	64,522	55,221
Research and development	29,926	27,337	81,920	76,500
General and administrative	6,175	5,489	19,805	15,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(21,337)	$(46,553)	$(79,875)	$(143,722)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(282)	(3,455)	(1,010)	(10,663)
Net unrealized gain (loss) on available-for-sale securities	179	(119)	(596)	(119)
Comprehensive loss	$(21,440)	$(50,127)	$(81,481)	$(154,504)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Operating activities
Net loss	$(79,875)	$(143,722)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	27,783	34,174
Amortization (accretion) on investments, net	(32)	162
Stock-based compensation expense	176,021	155,623
Deferred income taxes	(3,810)	(226)
Changes in operating assets and liabilities
Accounts receivable, net	14,232	80,030
Prepaid expenses and other assets	(71,671)	(138)
Income taxes receivable	(728)	(297)
Deferred revenue	4,666	45,109
Accounts payable and accrued liabilities	38,477	9,452
Income taxes payable	2,866	26
Net cash provided by operating activities	107,929	180,193
Investing activities
Purchases of property and equipment	(13,983)	(43,179)
Business combination, net of cash acquired	(10,947)	(23,966)
Purchases of investments	(206,454)	(198,144)
Maturities of investments	199,885	—
Sales of investments	99	—
Net cash used in investing activities	(31,400)	(265,289)
Financing activities
Proceeds from issuance of common stock	26,864	24,305
Repurchases of common stock	(90,019)	(59,986)
Net cash used in financing activities	(63,155)	(35,681)
Effect of exchange rate changes on cash and cash equivalents	(1,998)	3,005
Net increase (decrease) in cash and cash equivalents	11,376	(117,772)
Cash and cash equivalents
Beginning of period	627,878	908,717
End of period	$639,254	$790,945

Non-cash activities
Accrued purchases of property and equipment	$3,589	$14,375
Asset retirement obligations recognized, net	—	983

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
We adopted the new revenue recognition accounting standard, codified as Accounting Standards Codification (“ASC”) 606, effective January 1, 2018 on a modified retrospective basis (see Recently Adopted Accounting Pronouncements). Financial results for reporting periods during 2018 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605. These financial statements include additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the three and nine months ended September 30, 2018. This includes the presentation of financial results during 2018 under ASC 605 for comparison to the prior year.
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
Risks and Uncertainties
Inherent in our business are various risks and uncertainties, including our limited history of operating our business at its current scale and development of advanced technologies in a rapidly changing industry. These risks include our ability to manage our growth, to attract new customers, to expand sales to existing customers and to attract, integrate and retain qualified personnel, as well as other risks and uncertainties. In the event that we do not successfully implement our business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in our capital stock may not be recoverable. Our success depends upon the acceptance of our technology, development of sales and distribution channels and our ability to generate significant revenues from the sale of our technology.
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
We recognize revenues related to contracts with customers that meet the following criteria:

•	the contract contains reasonable evidence of approval and of both parties' commitment to perform their respective obligations;

•	the contract includes identifiable rights to goods and/or services to be transferred and payment terms related to the transfer of those goods and/or services;

•	the contract has commercial substance; and

•	collection of substantially all of the consideration we are entitled to under the contract is probable.
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
Our revenues are recorded based on the transaction price excluding amounts collected on behalf of third parties. For example, indirect taxes which we collect and remit to governmental authorities are excluded from our revenues.
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
Our contracts with customers for on-premises software licenses include maintenance services and may also include training and/or professional services. Maintenance services agreements consist of fees for providing software updates on an if and when available basis and for providing technical support for software products for a specified term. We believe that our software updates and technical support each have the same pattern of transfer to the customer and are substantially the same. Therefore, we consider these updates and technical support to be a single distinct performance obligation. Revenues allocated to maintenance services are recognized ratably as the maintenance services are provided. Revenues related to training services are billed on a fixed fee basis and are recognized as the services are delivered. Payments received in advance of services performed are deferred and recognized when the related services are performed. Revenues related to professional services are billed on a time and materials basis and are recognized as the services are performed.

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
Judgment is also required to determine standalone selling prices (“SSP”) for each distinct performance obligation. We typically have more than one SSP for each of our products and services based on customer stratification, which is based on the size of the customer, their geographic region and market segment. We use other comparable software license sales to determine SSPs for perpetual software licenses. For our cloud-based subscriptions and for maintenance services, training and professional services, SSPs are generally observable using standalone sales and/or renewals. Our on-premises term-based software licenses generally do not have directly observable inputs for determining SSP. Therefore, we determine SSP using other observable inputs including customer-buying patterns, renewal rates, cumulative spend comparisons and other industry data.
We evaluate contracts with customers that include options to purchase additional goods or services to determine whether the options give rise to a separate performance obligation that is material. If we determine the options give rise to a separate performance obligation that is material, the revenue allocated to such options is not recognized until the option is exercised or the option expires.
Our revenue recognition accounting policy for ASC 605 is included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 26, 2018. We applied the revenue recognition accounting policy for ASC 605 to our disclosures in Note 7, which include amounts presented for 2018. There were no changes to the ASC 605 policy during the nine months ended September 30, 2018.
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
We extend credit to customers based upon an evaluation of the customer's financial condition. As of September 30, 2018 and December 31, 2017, no individual customer accounted for 10% or more of total accounts receivable. For the three and nine months ended 2018 and 2017, no individual customer represented 10% or more of our total revenues.
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

The new revenue recognition standard materially impacts the timing of revenue recognition related to our on-premises term license agreements. Prior to our adoption of the new revenue recognition standard, we historically recognized revenue related to on-premises term license agreements ratably over the term of the licensing agreement. Under the new revenue recognition standard, revenue allocable to the license portion of the arrangement is recognized upon delivery of the license. Maintenance revenues related to on-premises term license agreements continue to be recognized ratably over the term of the licensing agreement. Under the new revenue recognition standard, we allocate total transaction price to performance obligations based on estimated standalone selling prices, which impacts the timing of revenue recognition depending on when each performance obligation is recognized. These impacts to the timing of revenue recognition also affect our deferred revenue balances.
The new revenue recognition standard requires the capitalization of certain incremental costs of obtaining a contract, which impacts the periods in which we record our sales commissions expense. Prior to our adoption of the new revenue recognition standard, we recognized sales commissions expense as incurred. Under the new revenue recognition standard, we are required to recognize these expenses over the period of benefit associated with these costs. This results in a deferral of sales commissions expense each period and subsequent amortization of those costs over the estimated benefit period. Upon adoption of the new revenue recognition standard, we reduced our accumulated deficit by $25.5 million and recognized an offsetting asset for deferred sales commissions related to contracts that were not completed contracts prior to January 1, 2018.
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
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02 related to lease accounting. The new guidance will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases that do not meet the definition of a short-term lease. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We will adopt the new lease accounting standard using the modified retrospective transition method and apply a cumulative-effect balance sheet adjustment at the beginning of the first quarter of 2019. Under the new standard we anticipate that our current real estate leases will continue to be classified as operating leases and a significant amount of our currently outstanding operating lease commitments will be recorded to the balance sheet as right-of-use assets with corresponding lease liabilities. We expect the adoption of the new lease accounting standard to have a material impact on our balance sheet on the date of adoption. Our evaluation of the new standard will extend into future periods and we will update our disclosures as we progress towards the required adoption date.
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

Note 3. Short-Term and Long-Term Investments
The following tables represent our short-term and long-term investments in available-for-sale securities as of September 30, 2018 and December 31, 2017, based on remaining contractual years to maturity:

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Short-term investments
Commercial paper	$1,976	$—	$—	$1,976
U.S. treasury securities	171,643	—	(438)	171,205
U.S. agency securities	24,976	—	(109)	24,867
Corporate bonds	119,684	—	(227)	119,457
Total short-term investments	318,279	—	(774)	317,505
Long-term investments
U.S. treasury securities	44,585	—	(376)	44,209
Corporate bonds	19,452	3	(113)	19,342
Total long-term investments	64,037	3	(489)	63,551
Total short-term and long-term investments	$382,316	$3	$(1,263)	$381,056

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Short-term investments
Commercial paper	$9,970	$—	$—	$9,970
U.S. treasury securities	160,206	—	(121)	160,085
U.S. agency securities	9,917	—	(24)	9,893
Corporate bonds	46,901	3	(65)	46,839
Total short-term investments	226,994	3	(210)	226,787
Long-term investments
U.S. treasury securities	79,371	—	(202)	79,169
U.S. agency securities	18,570	—	(102)	18,468
Corporate bonds	50,880	—	(153)	50,727
Total long-term investments	148,821	—	(457)	148,364
Total short-term and long-term investments	$375,815	$3	$(667)	$375,151

The following table presents the fair values and the gross unrealized losses related to our investments in available-for-sale securities, summarized by the length of time that the investments have been in a continuous unrealized loss position:

	September 30, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Short-term investments
U.S. treasury securities	$161,300	$(351)	$9,905	$(87)	$171,205	$(438)
U.S. agency securities	5,042	(35)	19,825	(74)	24,867	(109)
Corporate bonds	93,716	(144)	15,470	(83)	109,186	(227)
Total short-term investments	260,058	(530)	45,200	(244)	305,258	(774)
Long-term investments
U.S. treasury securities	44,209	(376)	—	—	44,209	(376)
Corporate bonds	15,345	(113)	—	—	15,345	(113)
Total long-term investments	59,554	(489)	—	—	59,554	(489)
Total short-term and long-term investments	$319,612	$(1,019)	$45,200	$(244)	$364,812	$(1,263)
The unrealized losses on investments as of September 30, 2018 were primarily caused by increases in interest rates. None of the unrealized losses represent other than temporary impairments based on our evaluation of available evidence as of September 30, 2018. As of December 31, 2017, there were no investments that had been in a continuous net loss position for 12 months or greater.
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

The following tables present the fair value of our financial assets using the fair value hierarchy as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Money market funds	$555,773	$—	$—	$555,773
Short-term investments
Commercial paper	—	1,976	—	1,976
U.S. treasury securities	—	171,205	—	171,205
U.S. agency securities	—	24,867	—	24,867
Corporate bonds	—	119,457	—	119,457
Long-term investments
U.S. treasury securities	—	44,209	—	44,209
Corporate bonds	—	19,342	—	19,342
Total	$555,773	$381,056	$—	$936,829

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Money market funds	$582,835	$—	$—	$582,835
Commercial paper	—	8,984	—	8,984
Short-term investments
Commercial paper	—	9,970	—	9,970
U.S. treasury securities	—	160,085	—	160,085
U.S. agency securities	—	9,893	—	9,893
Corporate bonds	—	46,839	—	46,839
Long-term investments
U.S. treasury securities	—	79,169	—	79,169
U.S. agency securities	—	18,468	—	18,468
Corporate bonds	—	50,727	—	50,727
Total	$582,835	$384,135	$—	$966,970
We did not have any investments in prime money market funds as of September 30, 2018 or December 31, 2017. We had no financial assets or liabilities measured using Level 3 inputs as of September 30, 2018 or December 31, 2017.

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
Preferred Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 10,000,000 shares of preferred stock at $0.0001 par value per share. Our board of directors has the authority to provide for the issuance of all the shares in one or more series. At its discretion, our board of directors may designate the voting rights and preferences of the preferred stock. As of September 30, 2018 and December 31, 2017, no shares of preferred stock were outstanding.
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
During the nine months ended September 30, 2018, we repurchased 961,468 shares of our outstanding Class A common stock at an average price of $93.63 per share for $90.0 million. During the nine months ended September 30, 2017, we repurchased 979,577 shares of our outstanding Class A common stock at an average price of $61.24 per share for $60.0 million. All repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of September 30, 2018, we were authorized to repurchase a remaining $310.0 million of our Class A common stock under our repurchase program.
Note 6. Business Combinations
Empirical Systems, Inc.
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
Certain employees hired in conjunction with the acquisition of Empirical Systems, Inc. received restricted stock units ("RSUs") that are subject to service conditions as well as the completion of certain technology milestones. We account for these awards as a post-business combination expense.
Additional information existing as of the acquisition date but unknown to us may become known at a later time, such as matters related to income taxes or other contingencies. In accordance with GAAP, if this occurs during the 12 month period subsequent to the acquisition date, we may update the amounts and allocations recorded as of the acquisition date, which are presented in the table above.
Argo Technologies Corp.
On August 1, 2017, we acquired all issued and outstanding stock of Argo Technologies Corp., a privately-held Delaware corporation doing business as ClearGraph ("ClearGraph"), for $24.1 million in cash. ClearGraph was a startup that enables smart data discovery and data analysis through natural language query technology. As a result of this acquisition, we acquired all of the assets and assumed all of the liabilities of ClearGraph, and we accounted for this transaction as a business combination. Pro forma results of operations for this acquisition were not presented as the effects were not material to our financial results. The following table summarizes the purchase price allocation based on the estimated fair value of the net assets acquired:

August 1, 2017
(in thousands)
Cash	$161
Technology asset	5,000
Goodwill	19,552
Other liabilities, net	(586)
Net assets acquired	$24,127
The technology asset acquired in this business combination is being amortized on the straight-line method over a period of five years. Goodwill generated from this business combination was primarily attributable to expected synergies between the technology asset acquired and our key products. None of the goodwill recognized with this transaction is expected to be deductible for U.S. income tax purposes.
Note 7. Revenue
We adopted the new revenue recognition accounting standard, ASC 606, effective January 1, 2018 on a modified retrospective basis and applied the new standard only to contracts that were not completed contracts prior to January 1, 2018. See Note 2 for a description of our ASC 606 revenue recognition accounting policy. Financial results for reporting periods during 2018 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with amounts previously disclosed under ASC 605. This note includes additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the three and nine months ended September 30, 2018. This includes the presentation of financial results during 2018 under ASC 605 for comparison to the prior year. Our revenue recognition accounting policy for ASC 605 is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 26, 2018. There were no changes to our ASC 605 policy during the nine months ended September 30, 2018.

Condensed Consolidated Balance Sheets (Unaudited) - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on our condensed consolidated balance sheets as of September 30, 2018:

	September 30, 2018			December 31, 2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$639,254	$—	$639,254	$627,878
Short-term investments	317,505	—	317,505	226,787
Accounts receivable, net	187,424	—	187,424	203,366
Prepaid expenses and other current assets	136,828	(103,176)	33,652	30,514
Income taxes receivable	1,363	—	1,363	673
Total current assets	1,282,374	(103,176)	1,179,198	1,089,218
Long-term investments	63,551	—	63,551	148,364
Property and equipment, net	91,265	—	91,265	106,753
Goodwill	42,530	—	42,530	35,083
Deferred income taxes	4,007	1,485	5,492	5,287
Other long-term assets	46,271	(29,940)	16,331	14,090
Total assets	$1,529,998	$(131,631)	$1,398,367	$1,398,795
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,817	$—	$3,817	$4,448
Accrued compensation and employee-related benefits	96,091	—	96,091	96,390
Other accrued liabilities	66,313	—	66,313	37,722
Income taxes payable	7,547	(4,381)	3,166	4,743
Deferred revenue	328,187	154,435	482,622	419,426
Total current liabilities	501,955	150,054	652,009	562,729
Deferred revenue	15,851	12,693	28,544	28,058
Other long-term liabilities	52,447	(833)	51,614	54,385
Total liabilities	570,253	161,914	732,167	645,172
Stockholders' equity
Common stock	8	—	8	8
Additional paid-in capital	1,290,077	—	1,290,077	1,168,563
Accumulated other comprehensive loss	(11,914)	876	(11,038)	(11,991)
Accumulated deficit	(318,426)	(294,421)	(612,847)	(402,957)
Total stockholders' equity	959,745	(293,545)	666,200	753,623
Total liabilities and stockholders' equity	$1,529,998	$(131,631)	$1,398,367	$1,398,795

Condensed Consolidated Statements of Operations (Unaudited) - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following schedules summarize the impacts from the adoption of the new revenue recognition standard on our condensed consolidated statement of operations for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Revenues
License	$138,127	$(20,095)	$118,032	$99,424
Maintenance and services	152,453	(30,894)	121,559	115,493
Total revenues	290,580	(50,989)	239,591	214,917
Cost of revenues
License	5,230	(121)	5,109	3,265
Maintenance and services	29,549	148	29,697	26,664
Total cost of revenues	34,779	27	34,806	29,929
Gross profit	255,801	(51,016)	204,785	184,988
Operating expenses
Sales and marketing	142,129	7,828	149,957	123,842
Research and development	97,939	—	97,939	84,494
General and administrative	30,959	—	30,959	25,697
Total operating expenses	271,027	7,828	278,855	234,033
Operating loss	(15,226)	(58,844)	(74,070)	(49,045)
Other income, net	4,381	32	4,413	3,677
Loss before income tax expense	(10,845)	(58,812)	(69,657)	(45,368)
Income tax expense	10,492	(8,852)	1,640	1,185
Net loss	$(21,337)	$(49,960)	$(71,297)	$(46,553)

	Nine Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Revenues
License	$384,768	$(38,489)	$346,279	$299,964
Maintenance and services	434,308	(73,386)	360,922	327,739
Total revenues	819,076	(111,875)	707,201	627,703
Cost of revenues
License	13,810	(264)	13,546	9,474
Maintenance and services	88,619	315	88,934	73,775
Total cost of revenues	102,429	51	102,480	83,249
Gross profit	716,647	(111,926)	604,721	544,454
Operating expenses
Sales and marketing	424,685	18,787	443,472	366,020
Research and development	285,477	—	285,477	249,863
General and administrative	93,055	—	93,055	76,017
Total operating expenses	803,217	18,787	822,004	691,900
Operating loss	(86,570)	(130,713)	(217,283)	(147,446)
Other income, net	12,709	112	12,821	8,931
Loss before income tax expense	(73,861)	(130,601)	(204,462)	(138,515)
Income tax expense	6,014	(586)	5,428	5,207
Net loss	$(79,875)	$(130,015)	$(209,890)	$(143,722)

Condensed Consolidated Statements of Comprehensive Loss (Unaudited) - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following schedules summarize the impacts from the adoption of the new revenue recognition standard on our condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Net loss	$(21,337)	$(49,960)	$(71,297)	$(46,553)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(282)	465	183	(3,455)
Net unrealized gain (loss) on available-for-sale securities	179	—	179	(119)
Comprehensive loss	$(21,440)	$(49,495)	$(70,935)	$(50,127)

	Nine Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Net loss	$(79,875)	$(130,015)	$(209,890)	$(143,722)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,010)	2,559	1,549	(10,663)
Net unrealized loss on available-for-sale securities	(596)	—	(596)	(119)
Comprehensive loss	$(81,481)	$(127,456)	$(208,937)	$(154,504)

Condensed Consolidated Statements of Cash Flows (Unaudited) - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on our condensed consolidated statement of cash flows for the nine months ended September 30, 2018:

	Nine Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Operating activities
Net loss	$(79,875)	$(130,015)	$(209,890)	$(143,722)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	27,783	—	27,783	34,174
Amortization (accretion) on investments, net	(32)	—	(32)	162
Stock-based compensation expense	176,021	—	176,021	155,623
Deferred income taxes	(3,810)	3,673	(137)	(226)
Changes in operating assets and liabilities
Accounts receivable, net	14,232	—	14,232	80,030
Prepaid expenses and other assets	(71,671)	68,002	(3,669)	(138)
Income taxes receivable	(728)	—	(728)	(297)
Deferred revenue	4,666	62,974	67,640	45,109
Accounts payable and accrued liabilities	38,477	—	38,477	9,452
Income taxes payable	2,866	(4,381)	(1,515)	26
Net cash provided by operating activities	107,929	253	108,182	180,193
Investing activities
Purchases of property and equipment	(13,983)	—	(13,983)	(43,179)
Business combination, net of cash acquired	(10,947)	—	(10,947)	(23,966)
Purchases of investments	(206,454)	—	(206,454)	(198,144)
Maturities of investments	199,885	—	199,885	—
Sales of investments	99	—	99	—
Net cash used in investing activities	(31,400)	—	(31,400)	(265,289)
Financing activities
Proceeds from issuance of common stock	26,864	—	26,864	24,305
Repurchases of common stock	(90,019)	—	(90,019)	(59,986)
Net cash used in financing activities	(63,155)	—	(63,155)	(35,681)
Effect of exchange rate changes on cash and cash equivalents	(1,998)	(253)	(2,251)	3,005
Net increase (decrease) in cash and cash equivalents	11,376	—	11,376	(117,772)
Cash and cash equivalents
Beginning of period	627,878	—	627,878	908,717
End of period	$639,254	$—	$639,254	$790,945

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
Contract Assets and Contract Liabilities
A summary of the activity impacting our contract assets during the nine months ended September 30, 2018 is presented below:

Contract Assets
(in thousands)
Balances at December 31, 2017	$—
Adoption of ASC 606	40,854
Contract assets transferred to receivables	(23,244)
Additions to contract assets	72,233
Balances at September 30, 2018	$89,843
As of September 30, 2018, our contract assets are expected to be transferred to receivables within the next 12 months and therefore are included in other current assets. There were no impairments of contract assets during the nine months ended September 30, 2018.
A summary of the activity impacting our deferred revenue balances during the nine months ended September 30, 2018 is presented below:

Deferred Revenue
(in thousands)
Balances at December 31, 2017	$447,484
Adoption of ASC 606	(105,933)
Deferred revenue recognized	(286,580)
Additional amounts deferred	289,067
Balances at September 30, 2018	$344,038
Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We amortize these deferred costs proportionate with related revenues over the benefit period, currently estimated to be four years.
A summary of the activity impacting our deferred contract costs during the nine months ended September 30, 2018 is presented below:

Deferred Contract Costs
(in thousands)
Balances at December 31, 2017	$—
Adoption of ASC 606	25,489
Additional contract costs deferred	25,821
Amortization of deferred contract costs	(7,740)
Balances at September 30, 2018	$43,570
As of September 30, 2018, $13.6 million of our deferred contract costs are expected to be amortized within the next 12 months and therefore are included in other current assets. The remaining amount of our deferred contract costs are included in other long-term assets. There were no impairments of assets related to deferred contract costs during the nine months ended September 30, 2018. There were no assets recognized related to the costs to fulfill contracts during the nine months ended September 30, 2018 as these costs were not material.
Remaining Performance Obligations
Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include additional performance obligations that are not yet recorded in the consolidated balance sheets. As of September 30, 2018, amounts allocated to these additional contractual obligations are $191.9 million, of which we expect to recognize $153.6 million as revenue over the next 24 months with the remaining amount thereafter.
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
A summary of the option activity during the nine months ended September 30, 2018 follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2017	3,017,113	$10.13
Options exercised	(999,451)	9.45
Balances at September 30, 2018	2,017,662	$10.48	3.60	$204,318
Vested and expected to vest at September 30, 2018	2,017,662	$10.48	3.60	$204,318
Exercisable at September 30, 2018	1,980,162	$9.63	3.52	$202,185
The intrinsic value is the difference between the fair value of our Class A common stock as of September 30, 2018 and the exercise price of each of the respective stock options.

A summary of the RSU activity, including RSU awards subject to technology milestones, during the nine months ended September 30, 2018 follows:

	Number of Shares Underlying Outstanding RSUs	Weighted Average Grant-Date Fair Value per RSU
Non-Vested outstanding at December 31, 2017	7,178,015	$62.79
RSUs granted	3,909,099	89.22
RSUs vested	(2,755,315)	67.20
RSUs forfeited	(579,741)	67.27
Non-Vested outstanding at September 30, 2018	7,752,058	$74.22
An RSU award entitles the holder to receive shares of our Class A common stock as the award vests, which is generally based on length of service. Our non-vested RSUs do not have nonforfeitable rights to dividends or dividend equivalents.
Stock-based compensation expense is amortized using the straight-line method over the requisite service period. We account for forfeitures as they occur. For RSU awards subject to technology milestones, we recognize compensation cost over the estimated requisite service period if we believe it is probable that the associated technology milestone will be met. If our assessment of the probability of the technology milestone being met changes, we recognize the impact of the change in estimate in the period of the change.
As of September 30, 2018, total unrecognized compensation expense related to stock options and non-vested RSUs was $525.4 million, which is expected to be recognized over a weighted average period of 2.9 years.
The summary of shares available for issuance of equity-based awards (including stock options, RSUs and shares issuable under our 2013 ESPP) during the nine months ended September 30, 2018 follows:

	Shares Available for Grant
	2013 Plan	2013 ESPP
Balances at December 31, 2017	7,207,291	3,666,392
Authorized	4,023,117	804,623
Granted	(3,909,099)	(291,447)
Forfeited	579,741	—
Balances at September 30, 2018	7,901,050	4,179,568
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
We recognized income tax expense of $10.5 million and $6.0 million under ASC 606 for the three and nine months ended September 30, 2018, respectively, compared to income tax expense of $1.2 million and $5.2 million for three and nine months ended September 30, 2017, respectively. Our effective tax rate was (96.7)% and (8.1)% for the three and nine months ended September 30, 2018, respectively, compared to (2.6)% and (3.8)% for the three and nine months ended September 30, 2017, respectively. The difference in the effective tax rates for the three month periods is primarily attributable to the cumulative adjustment recorded during the three months ended September 30, 2018 for the current estimated annual effective tax rate. The difference in the effective tax rates for the nine month periods is primarily attributable to additional income as a result of our adoption of ASC 606 partially offset by the recognition of excess tax benefits of stock-based compensation during the period.
We recognized income tax expense of $1.6 million and $5.4 million under ASC 605 for the three and nine months ended September 30, 2018, respectively, compared to income tax expense of $1.2 million and $5.2 million for the three and nine months ended September 30, 2017, respectively. Our effective tax rate under ASC 605 was (2.4)% and (2.7)% for the three and nine months ended September 30, 2018, respectively, compared to (2.6)% and (3.8)% for the three and nine months ended September 30, 2017, respectively. The difference in the effective tax rates was primarily attributable to an increase in taxes in foreign jurisdictions, offset by an income tax benefit from the recognition of excess tax benefits of stock-based compensation during the three and nine months ended September 30, 2018. The difference in effective tax rates between ASC 606 and ASC 605 is primarily attributable to the differences in the amount of revenue recognized under ASC 606 compared to ASC 605.
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
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years. As of September 30, 2018, we maintain a full valuation allowance on our U.S. federal and state deferred tax assets.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed with an effective date of January 1, 2018. The Act, which significantly revised U.S. tax law, included many important changes. On the same day, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to assist in addressing uncertainty in applying GAAP to the accounting and reporting of tax reform changes related to the Act. We considered these changes, including all available guidance, in determining our income tax provision for the period ending December 31, 2017. As of September 30, 2018, we have not yet completed our analysis of historical foreign earnings as well as potential correlative adjustments. As we complete the analysis, any subsequent adjustment to these amounts may be recorded to current income tax expense in that period. We expect to complete our analysis within the measurement period in accordance with SAB 118. No adjustments to the provisional amount have been made.
Note 10. Commitments and Contingencies
Operating Lease Commitments and Expected Sublease Receipts
As of September 30, 2018, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2029. The following table represents our non-cancellable minimum lease payments, net of future expected sublease payments to be received under non-cancellable subleases, remaining as of September 30, 2018:

Period Ending	Operating Lease Commitments	Expected Sublease Receipts	Net
	(in thousands)
Remainder of 2018	$11,796	$(1,972)	$9,824
2019	41,849	(10,606)	31,243
2020	43,051	(7,113)	35,938
2021	43,600	(1,180)	42,420
2022	42,987	(597)	42,390
Thereafter	175,493	(121)	175,372
Total	$358,776	$(21,589)	$337,187

Contractual Commitments
Our contractual commitments are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. The following table represents our contractual commitments as of September 30, 2018:

	Payments Due by Period
	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
	(in thousands)
Contractual commitments	$51,053	$10,543	$23,146	$10,092	$7,090	$168	$14
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
Note 11. Segments and Information about Revenues by Geographic Area
The following tables present our revenues by geographic region of end users who purchased products or services for the periods presented below:

	Three Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
United States and Canada	$207,166	$(37,614)	$169,552	$150,059
International	83,414	(13,375)	70,039	64,858
Total revenues	$290,580	$(50,989)	$239,591	$214,917

	Nine Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
United States and Canada	$571,957	$(78,728)	$493,229	$437,657
International	247,119	(33,147)	213,972	190,046
Total revenues	$819,076	$(111,875)	$707,201	$627,703
For the three and nine months ended September 30, 2018 and 2017, no individual country other than the United States represented 10% or more of our total revenues.

Note 12. Net Loss Per Share
The following tables present the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 and include additional information regarding the impacts from the adoption of the new revenue recognition standard for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands, except per share amounts)
Net loss per share - basic and diluted
Net loss	$(21,337)	$(49,960)	$(71,297)	$(46,553)
Weighted average shares outstanding used to compute basic and diluted net loss per share	83,264		83,264	79,440
Net loss per share - basic and diluted	$(0.26)		$(0.86)	$(0.59)

	Nine Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands, except per share amounts)
Net loss per share - basic and diluted
Net loss	$(79,875)	$(130,015)	$(209,890)	$(143,722)
Weighted average shares outstanding used to compute basic and diluted net loss per share	82,191		82,191	78,463
Net loss per share - basic and diluted	$(0.97)		$(2.55)	$(1.83)
The following shares were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Shares subject to outstanding common stock awards	9,887	11,083	9,887	11,083

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
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "seek," "should," "strategy," "target," "will," "would" and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" included under Part II, Item 1A of this report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
We were founded in January 2003, and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010, our first version of Tableau Online in July 2013 and our first version of Tableau Prep in April 2018. Tableau Prep is a new data preparation product that integrates directly into the Tableau analytical workflow. Building on our foundational technology innovations, we continue to expand and improve our platform. Our most recent releases, Tableau 2018.2 and Tableau 2018.3, include a new Extensions API, which further opens our platform to developers, Tableau Services Manager, which gives customers a direct way to manage their Tableau Server deployments, heatmaps and multiple table storage for extracts. In April 2018, we also introduced role-based subscription offerings to help organizations scale analytics. Tableau Creator, Explorer and Viewer subscriptions each provide tailored combinations of new and existing analytical capabilities that are designed for different user needs, from sophisticated analysts to casual users.
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions and non-profits. As of September 30, 2018, we had over 82,000 customer accounts. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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

We generate revenues primarily in the form of software license fees and related maintenance and services fees. Software license revenues include fees from the sales of perpetual, term and subscription licenses to new and existing customers. Revenues from term and subscription licenses have been increasing in recent periods as we have been transitioning to a more subscription-based business model. Revenues from term and subscription licenses include license revenues from Tableau Online, enterprise license agreements, term license sales and original equipment manufacturer ("OEM") arrangements. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total license revenues as demand from our customer base continues to shift to cloud-based and subscription products and as our customers enter into additional enterprise license agreements and renew their existing term and subscription license agreements.
Maintenance and services revenues primarily consist of revenues recognized from the sale of maintenance agreements (including support and unspecified upgrades and enhancements if and when they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably over the maintenance period. Our contracts with customers for on-premises software licenses include maintenance services, with the opportunity to renew maintenance service thereafter. Some customers provide purchase commitments upfront for multiple years of subscription-based software licenses and maintenance services. We expect that maintenance and services revenues will continue to increase as our customer base grows. We expect that this growth, combined with the shift to a more subscription-based business model, will result in a larger proportion of our total revenues that will be recognized from recurring sources and make our revenues more predictable.
We adopted the new revenue recognition accounting standard, Accounting Standards Codification (“ASC”) 606, effective January 1, 2018 on a modified retrospective basis. Our results of operations as presented within the following discussion and analysis includes financial results for reporting periods during 2018, which are disclosed in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. We have included additional information regarding the impacts from the adoption of the new revenue recognition standard for the three and nine months ended September 30, 2018 and included financial results during 2018 under ASC 605 for comparison to the prior year. See Note 2 of the accompanying notes to the condensed consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.
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
With approximately 29% and 30% of our total ASC 606 revenues generated from customers located outside the United States and Canada for the three and nine months ended September 30, 2018, respectively, we believe there is significant opportunity to expand our international business. Our products currently support eight languages, and we are expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased software license sales in the fourth quarter, as a result of industry buying patterns, has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter compared to the prior quarter. The impacts from our adoption of the new revenue recognition standard should be considered when comparing total ASC 606 revenues for the three and nine months ended September 30, 2018 to total ASC 605 revenues for the three and nine months ended September 30, 2017. We have presented total ASC 605 revenues for the three and nine months ended September 30, 2018 below for comparability against the prior period results.
We continue to expand our customer base. As of September 30, 2018, we had over 82,000 customer accounts compared to over 65,000 customer accounts as of September 30, 2017.
During the three and nine months ended September 30, 2018, we closed 378 and 1,115 sales transactions greater than $100,000, respectively, compared to 337 and 1,003 during the three and nine months ended September 30, 2017, respectively. We had 23 customer accounts that purchased greater than $1.0 million during the three months ended September 30, 2018, compared to 13 during the three months ended September 30, 2017. We anticipate that the quantity of sales transactions greater than $100,000 and quantity of customer accounts that purchase more than $1.0 million during the quarter will continue to fluctuate on a quarter by quarter basis. These metrics are impacted by our transition to a more subscription-based business model as the unit sales price of each term and subscription license is lower than a comparable perpetual license.
We use Subscription Annual Recurring Revenue (“Subscription ARR”) and Total Annual Recurring Revenue (“Total ARR”) to assess the results of our transition to a more subscription-based business model. Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period. Subscription ARR includes term licenses and renewals, subscription enterprise license agreements and Tableau Online subscriptions and renewals, and excludes distribution OEM license agreements and perpetual-style enterprise license agreements. As of September 30, 2018, Subscription ARR was $362.4 million, up from $139.2 million as of September 30, 2017. Total ARR represents the annualized recurring value of all active contracts at the end of a reporting period. Total ARR includes Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period. As of September 30, 2018, Total ARR was $762.6 million, up from $526.2 million as of September 30, 2017.
We measure renewal rates for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our renewal rate is measured three months after the 12-month period ends to account for late renewals. Our renewal rate for the 12-month period ended June 30, 2018 was over 90%.
Factors Affecting Our Performance
We believe that our performance and future success are dependent upon a number of factors, including our ability to continue to expand and further penetrate our customer base, including shifts in the mix of term and subscription license sales versus perpetual license sales; innovate and enhance our products; and invest in our infrastructure. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address. See the section of this report titled "Item 1A. Risk Factors."
Investment in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase adoption of our products within our existing customer base, both domestically and internationally. Our ability to increase adoption among existing customers is important to our business model. We operate in a rapidly growing analytics and business intelligence software market. We believe that we are well-positioned in the market to expand our customer base and to increase adoption of our products within and across our existing customers, including further adoption of our term and subscription software licenses. Our term and subscription license pricing reduces initial investment costs, allowing customers to more easily deploy Tableau at scale. We recently introduced role-based subscription offerings to help organizations scale analytics. These offerings provide tailored combinations of new and existing analytical capabilities that are designed for different user needs from sophisticated analysts to casual users. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total license revenues as demand from our customer base shifts to cloud-based and subscription products and as our customers enter into additional enterprise license agreements and renew their existing term and subscription license agreements.
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
Investment in Innovation and Advancement of Our Products
Our performance is also dependent on the investments we make in our research and development ("R&D") efforts and in our ability to continue to innovate, improve our platform, adapt to new technologies or changes to existing technologies and allow our customers to analyze data from a large and expanding range of data stores. We intend to continue to invest in product innovation and leadership, including hiring top technical talent, focusing on core technology innovation, integrating acquired technologies and maintaining an agile organization that supports rapid release cycles.
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
Components of Operating Results
Revenues
License revenues.  License revenues consist of revenues recognized from the sale of perpetual, term and subscription licenses to new and existing customers. Our on-premises software licenses are sold through both perpetual and term-based license agreements. We also generate license revenues from the sale of software OEM arrangements and from sales of Tableau Online, a cloud-based subscription, which allows customers to access our software during a contractual period without taking possession of the software. Revenues from our cloud-based subscriptions are included in license revenues. We adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2018 on a modified retrospective basis. The new revenue recognition standard materially impacts the way we recognize revenues related to our on-premises term-based software license agreements. See Note 2 of the accompanying notes to the condensed consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.
Maintenance and services revenues.  Maintenance and services revenues consist of revenues recognized from the sale of maintenance agreements (including support and unspecified upgrades and enhancements if and when they are available) and, to a lesser extent, for training and professional services. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably over the maintenance period. Our contracts with customers for on-premises software licenses include one year of maintenance services, with the opportunity to renew maintenance service thereafter. Some customers provide purchase commitments upfront for multiple years of subscription-based software licenses and maintenance services.
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
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, research and development, and general and administrative. For each category, the largest component is personnel costs, which include salaries, payroll taxes, employee benefit costs, bonuses and commissions, as applicable, and stock-based compensation.

Sales and marketing.  Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, including the amortization of deferred costs of obtaining contracts with customers, other marketing and travel-related costs and allocated overhead, which includes facilities-related costs. We expect sales and marketing expenses to continue to increase, in absolute dollars, primarily due to growth in our sales and marketing organization, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating expenses as we continue to expand our business.
Research and development.  R&D expenses primarily consist of personnel-related costs attributable to our R&D personnel and contractors, as well as allocated overhead, which includes facilities-related costs. We have devoted our product development efforts primarily to incorporate additional features, improve our platform, develop new products and adapt to new technologies or changes to existing technologies. We expect that our R&D expenses will continue to increase, in absolute dollars, as we increase our R&D headcount to further enhance and develop our products.
General and administrative.  General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, legal, human resources and administrative personnel, allocated overhead, which includes facilities-related costs, as well as outsourced legal, accounting and other professional services fees. We expect that general and administrative expenses will continue to increase, in absolute dollars, as we further expand our operations both domestically and internationally.
Other Income (Expense), Net
Other income (expense), net consists primarily of gains and losses on foreign currency transactions and interest income on our cash and cash equivalents and investment balances. We expect interest income will continue to increase, in absolute dollars, due to rising interest rates and our investments in fixed income securities.
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
We are subject to the continuous examinations of our income tax returns by the taxing authorities in various tax jurisdictions, where authorities may assess additional income tax liabilities against us. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows could be affected.
We adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2018 on a modified retrospective basis. See Note 2 of the accompanying notes to the condensed consolidated financial statements for additional information related to our adoption of the new revenue recognition standard. There were no other material changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on February 26, 2018.
Recent Accounting Pronouncements
The anticipated impact of recent accounting pronouncements is discussed in Note 2 of the accompanying notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. We adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2018 on a modified retrospective basis. Our results of operations presented in the following tables include financial results for reporting periods during 2018, which are disclosed in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. We have included additional information regarding the impacts from the adoption of the new revenue recognition standard for the three and nine months ended September 30, 2018 and included financial results during 2018 under ASC 605 for comparison to the prior year. See Note 2 of the accompanying notes to the condensed consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.

	Three Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$138,127	$(20,095)	$118,032	$99,424
Maintenance and services	152,453	(30,894)	121,559	115,493
Total revenues	290,580	(50,989)	239,591	214,917
Cost of revenues
License	5,230	(121)	5,109	3,265
Maintenance and services	29,549	148	29,697	26,664
Total cost of revenues (1)	34,779	27	34,806	29,929
Gross profit	255,801	(51,016)	204,785	184,988
Operating expenses
Sales and marketing (1)	142,129	7,828	149,957	123,842
Research and development (1)	97,939	—	97,939	84,494
General and administrative (1)	30,959	—	30,959	25,697
Total operating expenses	271,027	7,828	278,855	234,033
Operating loss	(15,226)	(58,844)	(74,070)	(49,045)
Other income, net	4,381	32	4,413	3,677
Loss before income tax expense	(10,845)	(58,812)	(69,657)	(45,368)
Income tax expense	10,492	(8,852)	1,640	1,185
Net loss	$(21,337)	$(49,960)	$(71,297)	$(46,553)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Cost of revenues	$3,488	$2,885
Sales and marketing	22,357	18,603
Research and development	29,926	27,337
General and administrative	6,175	5,489

	Three Months Ended September 30,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)
	(as a percentage of total revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	47.5%	49.3%	46.3%
Maintenance and services	52.5%	50.7%	53.7%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues
License	1.8%	2.1%	1.5%
Maintenance and services	10.2%	12.4%	12.4%
Total cost of revenues	12.0%	14.5%	13.9%
Gross profit	88.0%	85.5%	86.1%
Operating expenses
Sales and marketing	48.9%	62.6%	57.6%
Research and development	33.7%	40.9%	39.3%
General and administrative	10.7%	12.9%	12.0%
Total operating expenses	93.3%	116.4%	108.9%
Operating loss	(5.2)%	(30.9)%	(22.8)%
Other income, net	1.5%	1.8%	1.7%
Loss before income tax expense	(3.7)%	(29.1)%	(21.1)%
Income tax expense	3.6%	0.7%	0.6%
Net loss	(7.3)%	(29.8)%	(21.7)%

	Nine Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$384,768	$(38,489)	$346,279	$299,964
Maintenance and services	434,308	(73,386)	360,922	327,739
Total revenues	819,076	(111,875)	707,201	627,703
Cost of revenues
License	13,810	(264)	13,546	9,474
Maintenance and services	88,619	315	88,934	73,775
Total cost of revenues (1)	102,429	51	102,480	83,249
Gross profit	716,647	(111,926)	604,721	544,454
Operating expenses
Sales and marketing (1)	424,685	18,787	443,472	366,020
Research and development (1)	285,477	—	285,477	249,863
General and administrative (1)	93,055	—	93,055	76,017
Total operating expenses	803,217	18,787	822,004	691,900
Operating loss	(86,570)	(130,713)	(217,283)	(147,446)
Other income, net	12,709	112	12,821	8,931
Loss before income tax expense	(73,861)	(130,601)	(204,462)	(138,515)
Income tax expense	6,014	(586)	5,428	5,207
Net loss	$(79,875)	$(130,015)	$(209,890)	$(143,722)

(1) Includes stock-based compensation expense as follows:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cost of revenues	$9,774	$8,252
Sales and marketing	64,522	55,221
Research and development	81,920	76,500
General and administrative	19,805	15,650

	Nine Months Ended September 30,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)
	(as a percentage of total revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	47.0%	49.0%	47.8%
Maintenance and services	53.0%	51.0%	52.2%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues
License	1.7%	1.9%	1.5%
Maintenance and services	10.8%	12.6%	11.8%
Total cost of revenues	12.5%	14.5%	13.3%
Gross profit	87.5%	85.5%	86.7%
Operating expenses
Sales and marketing	51.8%	62.7%	58.3%
Research and development	34.9%	40.4%	39.8%
General and administrative	11.4%	13.2%	12.1%
Total operating expenses	98.1%	116.2%	110.2%
Operating loss	(10.6)%	(30.7)%	(23.5)%
Other income, net	1.6%	1.8%	1.4%
Loss before income tax expense	(9.0)%	(28.9)%	(22.1)%
Income tax expense	0.7%	0.8%	0.8%
Net loss	(9.8)%	(29.7)%	(22.9)%

Comparison of Three and Nine Months Ended September 30, 2018 and 2017
Revenues

	Three Months Ended September 30,
	2018			2017	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Revenues
License	$138,127	$(20,095)	$118,032	$99,424	38.9%	18.7%
Maintenance and services	152,453	(30,894)	121,559	115,493	32.0%	5.3%
Total revenues	$290,580	$(50,989)	$239,591	$214,917	35.2%	11.5%
Total ASC 605 revenues increased $24.7 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to increased demand for our products and services from new and existing customers both domestically and internationally. For example, as of September 30, 2018, we had over 82,000 customer accounts compared to over 65,000 customer accounts as of September 30, 2017.
ASC 605 license revenues increased $18.6 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in ASC 605 license revenues was impacted by the continued growth in customer demand for our term and subscription licenses. Revenues from term and subscription licenses represented approximately 72% of total ASC 605 license revenues during the three months ended September 30, 2018 compared to approximately 34% during the three months ended September 30, 2017. Our term and subscription licenses have lower unit sales prices and were generally recognized ratably under ASC 605 compared to our perpetual licenses, which have comparably higher unit sales prices and were recognized upfront under ASC 605. The growth in customer demand for our term and subscription licenses also increased the amount of amortized license revenues under ASC 605 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. ASC 605 maintenance and services revenues increased $6.1 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 driven by our growing customer base.
Total ASC 606 revenues were $290.6 million for the three months ended September 30, 2018 compared to total ASC 605 revenues of $239.6 million. The new revenue recognition standard materially impacts the timing of revenue recognition related to our on-premises term license agreements. Prior to our adoption of the new revenue recognition standard, we historically recognized revenue under ASC 605 related to on-premises term license agreements ratably over the term of the licensing agreement. Term license revenues were then included in license revenues. Under the new revenue recognition standard, revenue allocable to the license portion of the arrangement is recognized in license revenues upon delivery of the license. Maintenance and services revenues continue to be recognized ratably.

	Nine Months Ended September 30,
	2018			2017	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Revenues
License	$384,768	$(38,489)	$346,279	$299,964	28.3%	15.4%
Maintenance and services	434,308	(73,386)	360,922	327,739	32.5%	10.1%
Total revenues	$819,076	$(111,875)	$707,201	$627,703	30.5%	12.7%

The fluctuations in revenues for the nine-month periods were attributable to the same factors described in the three-month section shown above.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2018			2017	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Cost of revenues
License	$5,230	$(121)	$5,109	$3,265	60.2%	56.5%
Maintenance and services	29,549	148	29,697	26,664	10.8%	11.4%
Total cost of revenues	$34,779	$27	$34,806	$29,929	16.2%	16.3%

	Three Months Ended September 30,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)
Gross Margin
License	96.2%	95.7%	96.7%
Maintenance and services	80.6%	75.6%	76.9%
Total gross margin	88.0%	85.5%	86.1%
Total ASC 605 cost of revenues increased $4.9 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was largely related to an increase in compensation expense of $4.0 million, which includes a $0.6 million increase in stock-based compensation expense, primarily resulting from headcount growth to support the delivery of our maintenance and services and to support Tableau Online. The remainder of the increase was primarily attributable to a $1.0 million increase in allocated overhead, which includes facilities related costs. Cost of revenues under ASC 605 did not differ materially from cost of revenues under ASC 606 during the three months ended September 30, 2018.

	Nine Months Ended September 30,
	2018			2017	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Cost of revenues
License	$13,810	$(264)	$13,546	$9,474	45.8%	43.0%
Maintenance and services	88,619	315	88,934	73,775	20.1%	20.5%
Total cost of revenues	$102,429	$51	$102,480	$83,249	23.0%	23.1%

	Nine Months Ended September 30,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)
Gross Margin
License	96.4%	96.1%	96.8%
Maintenance and services	79.6%	75.4%	77.5%
Total gross margin	87.5%	85.5%	86.7%
Total ASC 605 cost of revenues increased $19.2 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was largely related to an increase in compensation expense of $13.4 million, which includes a $1.5 million increase in stock-based compensation expense, primarily resulting from headcount growth to support the delivery of our maintenance and services and to support Tableau Online. The remainder of the increase was primarily attributable to a $2.9 million increase in allocated overhead, which includes facilities related costs. Cost of revenues under ASC 605 did not differ materially from cost of revenues under ASC 606 during the nine months ended September 30, 2018.
Operating Expenses

	Three Months Ended September 30,
	2018			2017	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Operating expenses
Sales and marketing	$142,129	$7,828	$149,957	$123,842	14.8%	21.1%
Research and development	97,939	—	97,939	84,494	15.9%	15.9%
General and administrative	30,959	—	30,959	25,697	20.5%	20.5%
Total operating expenses	$271,027	$7,828	$278,855	$234,033	15.8%	19.2%
Sales and Marketing
ASC 605 sales and marketing expenses increased $26.1 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was largely related to an increase in compensation expense of $20.0 million, which includes a $3.8 million increase in stock-based compensation expense, primarily resulting from headcount growth as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to a $4.7 million increase in marketing and travel-related costs for marketing promotions, customer events and advertising that promoted our brand and created market awareness for our technology offerings both domestically and internationally.
ASC 606 sales and marketing expenses were $142.1 million for the three months ended September 30, 2018 compared to ASC 605 sales and marketing expenses of $150.0 million. The difference of $7.8 million relates to the net impacts from the deferral of sales compensation expense under ASC 606. All of our sales compensation costs are expensed as incurred under ASC 605.
Research and Development
Research and development expenses increased $13.4 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was largely related to an increase in compensation expense of $12.4 million, which includes a $2.6 million increase in stock-based compensation expense, primarily resulting from headcount growth as part of our focus on further developing and enhancing our products.

General and Administrative
General and administrative expenses increased $5.3 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was largely related to an increase in compensation expense of $3.1 million, which includes a $0.7 million increase in stock-based compensation expense, primarily resulting from headcount growth to support our expansion both domestically and internationally.

	Nine Months Ended September 30,
	2018			2017	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Operating expenses
Sales and marketing	$424,685	$18,787	$443,472	$366,020	16.0%	21.2%
Research and development	285,477	—	285,477	249,863	14.3%	14.3%
General and administrative	93,055	—	93,055	76,017	22.4%	22.4%
Total operating expenses	$803,217	$18,787	$822,004	$691,900	16.1%	18.8%
Sales and Marketing
ASC 605 sales and marketing expenses increased $77.5 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was largely related to an increase in compensation expense of $60.4 million, which includes a $9.3 million increase in stock-based compensation expense, primarily resulting from headcount growth as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to a $13.1 million increase in marketing and travel-related costs for marketing promotions, customer events and advertising that promoted our brand and created market awareness for our technology offerings both domestically and internationally.
ASC 606 sales and marketing expenses were $424.7 million for the nine months ended September 30, 2018 compared to ASC 605 sales and marketing expenses of $443.5 million for the nine months ended September 30, 2018. The difference of $18.8 million relates to the net impacts from the deferral of sales compensation expense under ASC 606. All of our sales compensation costs are expensed as incurred under ASC 605.
Research and Development
Research and development expenses increased $35.6 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was largely related to an increase in compensation expense of $33.1 million, which includes a $5.4 million increase in stock-based compensation expense, primarily resulting from headcount growth as part of our focus on further developing and enhancing our products.
General and Administrative
General and administrative expenses increased $17.0 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was largely related to an increase in compensation expense of $11.0 million, which includes a $4.2 million increase in stock-based compensation expense, primarily resulting from headcount growth to support our expansion both domestically and internationally. The remainder of the increase was primarily attributable to a $3.0 million increase in outsourced professional service fees related to the growth of our business as we expand our operations and infrastructure both domestically and internationally.

Other Income, Net

	Three Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Other income, net	$4,381	$32	$4,413	$3,677
Other income, net increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to an increase in interest income earned on our cash equivalent and investment balances.

	Nine Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Other income, net	$12,709	$112	$12,821	$8,931
Other income, net increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in interest income earned on our cash equivalent and investment balances.
Income Tax Expense

	Three Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
Income tax expense	$10,492	$(8,852)	$1,640	$1,185
Effective tax rate	(96.7)%		(2.4)%	(2.6)%
Our ASC 605 effective tax rate for the three months ended September 30, 2018 was (2.4)% compared to (2.6)% for the three months ended September 30, 2017. The difference in the effective tax rates between the three month periods is primarily attributable to an increase in taxes in foreign jurisdictions, offset by an income tax benefit from the recognition of excess tax benefits of stock-based compensation during the three months ended September 30, 2018.
Our ASC 606 effective tax rate for the three months ended September 30, 2018 was (96.7)% compared to (2.6)% for the three months ended September 30, 2017. The difference in the effective tax rates between the three month periods is primarily attributable to the cumulative adjustment recorded during the three months ended September 30, 2018 for the current estimated annual effective tax rate. The difference in effective tax rates between ASC 606 and ASC 605 is primarily attributable to the differences in the amount of revenue recognized under ASC 606 compared to ASC 605.

	Nine Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
Income tax expense	$6,014	$(586)	$5,428	$5,207
Effective tax rate	(8.1)%		(2.7)%	(3.8)%
Our ASC 605 effective tax rate for the nine months ended September 30, 2018 was (2.7)% compared to (3.8)% for the nine months ended September 30, 2017. The difference in the effective tax rates between the nine month periods is primarily attributable to an increase in taxes in foreign jurisdictions, offset by an income tax benefit from the recognition of excess tax benefits of stock-based compensation during the nine months ended September 30, 2018.
Our ASC 606 effective tax rate for the nine months ended September 30, 2018 was (8.1)% compared to (3.8)% for the nine months ended September 30, 2017. The difference in the effective tax rates between the nine month periods is primarily attributable to additional income as a result of our adoption of ASC 606 partially offset by the recognition of excess tax benefits of stock-based compensation during the period. The difference in effective tax rates between ASC 606 and ASC 605 is primarily attributable to the differences in the amount of revenue recognized under ASC 606 compared to ASC 605.
See Note 9 of the accompanying notes to the condensed consolidated financial statements for additional information.
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
Non-GAAP financial information is adjusted for a tax rate equal to our estimated tax rate on non-GAAP income over a three-year financial projection. This long-term rate is based on our estimated annual GAAP income tax rate forecast, adjusted to account for items excluded from GAAP income in calculating the non-GAAP financial measures. To determine this long-term non-GAAP tax rate, we evaluate a three-year financial projection that excludes the impact of non-cash stock-based compensation expense and expense related to amortization of acquired intangible assets. The long-term non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The long-term non-GAAP tax rate applied to the three and nine months ended September 30, 2018 was 20%. The long-term non-GAAP tax rate applied to the three and nine months ended September 30, 2017 was 30%. We applied these same non-GAAP tax rates to our financial results presented in accordance with ASC 606 and ASC 605. The long-term non-GAAP tax rates assume our deferred income tax assets will be realized based upon projected future taxable income excluding stock-based compensation expense. We anticipate using the long-term non-GAAP tax rate of 20% applied to the three and nine months ended September 30, 2018 in future periods and may provide updates to this rate on an annual basis, or more frequently if material changes occur.
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
Our non-GAAP financial measures may not provide information that is directly comparable to information provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial measures differently. In addition, there are limitations in using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Because of the significant impact of the adoption of ASC 606 on our results of operations, non-GAAP financial measures for the three and nine months ended September 30, 2018 (computed in accordance with ASC 606) are not as comparable to non-GAAP financial measures for the three and nine months ended September 30, 2017 (computed in accordance with ASC 605). The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge our investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.
The following tables summarize our non-GAAP financial measures:

	Three Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
Non-GAAP gross profit	$259,805	$(51,016)	$208,789	$188,137
Non-GAAP gross margin	89.4%		87.1%	87.5%
Non-GAAP operating income (loss)	$47,236	$(58,844)	$(11,608)	$5,533
Non-GAAP operating margin	16.3%		(4.8)%	2.6%
Non-GAAP net income (loss)	$41,293	$(47,049)	$(5,756)	$6,447

	Nine Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
Non-GAAP gross profit	$727,690	$(111,926)	$615,764	$553,160
Non-GAAP gross margin	88.8%		87.1%	88.1%
Non-GAAP operating income (loss)	$90,720	$(130,713)	$(39,993)	$8,631
Non-GAAP operating margin	11.1%		(5.7)%	1.4%
Non-GAAP net income (loss)	$82,743	$(104,481)	$(21,738)	$12,293
Free cash flow (1)	$93,946	$253	$94,199	$137,014
(1) Free cash flow is presented on a year-to-date basis only.

The following tables present the reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Gross profit	$255,801	$(51,016)	$204,785	$184,988
Excluding: Stock-based compensation expense attributable to cost of revenues	3,488	—	3,488	2,885
Excluding: Amortization of acquired intangible assets	516	—	516	264
Non-GAAP gross profit	$259,805	$(51,016)	$208,789	$188,137

	Nine Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Gross profit	$716,647	$(111,926)	$604,721	$544,454
Excluding: Stock-based compensation expense attributable to cost of revenues	9,774	—	9,774	8,252
Excluding: Amortization of acquired intangible assets	1,269	—	1,269	454
Non-GAAP gross profit	$727,690	$(111,926)	$615,764	$553,160
The following tables present the reconciliation of gross margin to non-GAAP gross margin:

	Three Months Ended September 30,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)

Gross margin	88.0%	85.5%	86.1%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.2%	1.5%	1.3%
Excluding: Amortization of acquired intangible assets	0.2%	0.2%	0.1%
Non-GAAP gross margin	89.4%	87.1%	87.5%

	Nine Months Ended September 30,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)

Gross margin	87.5%	85.5%	86.7%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.2%	1.4%	1.3%
Excluding: Amortization of acquired intangible assets	0.2%	0.2%	0.1%
Non-GAAP gross margin	88.8%	87.1%	88.1%

The following tables present the reconciliation of operating loss to non-GAAP operating income (loss):

	Three Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Operating loss	$(15,226)	$(58,844)	$(74,070)	$(49,045)
Excluding: Stock-based compensation expense	61,946	—	61,946	54,314
Excluding: Amortization of acquired intangible assets	516	—	516	264
Non-GAAP operating income (loss)	$47,236	$(58,844)	$(11,608)	$5,533

	Nine Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Operating loss	$(86,570)	$(130,713)	$(217,283)	$(147,446)
Excluding: Stock-based compensation expense	176,021	—	176,021	155,623
Excluding: Amortization of acquired intangible assets	1,269	—	1,269	454
Non-GAAP operating income (loss)	$90,720	$(130,713)	$(39,993)	$8,631

The following tables present the reconciliation of operating margin to non-GAAP operating margin:

	Three Months Ended September 30,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)

Operating margin	(5.2)%	(30.9)%	(22.8)%
Excluding: Stock-based compensation expense	21.3%	25.9%	25.3%
Excluding: Amortization of acquired intangible assets	0.2%	0.2%	0.1%
Non-GAAP operating margin	16.3%	(4.8)%	2.6%

	Nine Months Ended September 30,
	2018		2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)

Operating margin	(10.6)%	(30.7)%	(23.5)%
Excluding: Stock-based compensation expense	21.5%	24.9%	24.8%
Excluding: Amortization of acquired intangible assets	0.2%	0.2%	0.1%
Non-GAAP operating margin	11.1%	(5.7)%	1.4%

The following tables present the reconciliation of net loss to non-GAAP net income (loss) and non-GAAP net income (loss) per basic and diluted common share:

	Three Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands, except per share amounts)
Net loss	$(21,337)	$(49,960)	$(71,297)	$(46,553)
Excluding: Stock-based compensation expense	61,946	—	61,946	54,314
Excluding: Amortization of acquired intangible assets	516	—	516	264
Income tax adjustments	168	2,911	3,079	(1,578)
Non-GAAP net income (loss)	$41,293	$(47,049)	$(5,756)	$6,447

Weighted average shares used to compute non-GAAP basic net income (loss) per share	83,264		83,264	79,440
Effect of potentially dilutive shares: stock awards	4,376		—	4,398
Weighted average shares used to compute non-GAAP diluted net income (loss) per share	87,640		83,264	83,838

Non-GAAP net income (loss) per share:
Basic	$0.50		$(0.07)	$0.08
Diluted	$0.47		$(0.07)	$0.08

	Nine Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands, except per share amounts)
Net loss	$(79,875)	$(130,015)	$(209,890)	$(143,722)
Excluding: Stock-based compensation expense	176,021	—	176,021	155,623
Excluding: Amortization of acquired intangible assets	1,269	—	1,269	454
Income tax adjustments	(14,672)	25,534	10,862	(62)
Non-GAAP net income (loss)	$82,743	$(104,481)	$(21,738)	$12,293

Weighted average shares used to compute non-GAAP basic net income (loss) per share	82,191		82,191	78,463
Effect of potentially dilutive shares: stock awards	4,092		—	3,981
Weighted average shares used to compute non-GAAP diluted net income (loss) per share	86,283		82,191	82,444

Non-GAAP net income (loss) per share:
Basic	$1.01		$(0.26)	$0.16
Diluted	$0.96		$(0.26)	$0.15

The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Net cash provided by operating activities	$107,929	$253	$108,182	$180,193
Less: Purchases of property and equipment	(13,983)	—	(13,983)	(43,179)
Free cash flow	$93,946	$253	$94,199	$137,014
Net cash used in investing activities	$(31,400)	$—	$(31,400)	$(265,289)
Net cash used in financing activities	$(63,155)	$—	$(63,155)	$(35,681)
Effect of exchange rate changes on cash and cash equivalents	$(1,998)	$(253)	$(2,251)	$3,005
Non-GAAP Operating Income (Loss)
ASC 605 non-GAAP operating loss for the three months ended September 30, 2018 was $11.6 million compared to a non-GAAP operating income of $5.5 million for the three months ended September 30, 2017. The difference was primarily due to increases in our operating expenses relative to our total ASC 605 revenues. Increases in operating expenses were largely related to additional compensation expense, primarily resulting from headcount growth. Our ASC 605 revenue growth was impacted by changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses.
ASC 606 non-GAAP operating income for the three months ended September 30, 2018 was $47.2 million compared to a ASC 605 non-GAAP operating loss of $11.6 million. The difference in the amount of non-GAAP operating income (loss) under ASC 606 compared to ASC 605 relates to differences in the amount of revenue recognized under ASC 606 compared to ASC 605 and the net impacts from the deferral of certain sales commission costs under ASC 606.
ASC 605 non-GAAP operating loss for the nine months ended September 30, 2018 was $40.0 million compared to a non-GAAP operating income of $8.6 million for the nine months ended September 30, 2017. The difference was primarily due to increases in our operating expenses relative to our total ASC 605 revenues. Increases in operating expenses were largely related to additional compensation expense, primarily resulting from headcount growth. Our ASC 605 revenue growth was impacted by changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses.
ASC 606 non-GAAP operating income for the nine months ended September 30, 2018 was $90.7 million compared to a ASC 605 non-GAAP operating loss of $40.0 million. The difference in the amount of non-GAAP operating income (loss) under ASC 606 compared to ASC 605 relates to differences in the amount of revenue recognized under ASC 606 compared to ASC 605 and the net impacts from the deferral of certain sales commission costs under ASC 606.
Non-GAAP Net Income (Loss)
ASC 605 non-GAAP net loss for the three months ended September 30, 2018 was $5.8 million compared to a non-GAAP net income of $6.4 million for the three months ended September 30, 2017. The difference was primarily attributable to the increase in non-GAAP operating loss.
ASC 606 non-GAAP net income for the three months ended September 30, 2018 was $41.3 million compared to ASC 605 non-GAAP net loss of $5.8 million. The difference in the amount of non-GAAP net income (loss) under ASC 606 compared to ASC 605 relates to differences in the amount of revenue recognized under ASC 606 compared to ASC 605 and the net impacts from the deferral of certain sales commission costs under ASC 606.
ASC 605 non-GAAP net loss for the nine months ended September 30, 2018 was $21.7 million compared to a non-GAAP net income of $12.3 million for the nine months ended September 30, 2017. The difference was primarily attributable to the increase in non-GAAP operating loss.

ASC 606 non-GAAP net income for the nine months ended September 30, 2018 was $82.7 million compared to ASC 605 non-GAAP net loss of $21.7 million. The difference in the amount of non-GAAP net income (loss) under ASC 606 compared to ASC 605 relates to differences in the amount of revenue recognized under ASC 606 compared to ASC 605 and the net impacts from the deferral of certain sales commission costs under ASC 606.
Free Cash Flow
ASC 606 free cash flow for the nine months ended September 30, 2018 was $93.9 million compared to free cash flow of $137.0 million for the nine months ended September 30, 2017. The decrease of $43.1 million was primarily attributable to the decrease in net cash provided by operating activities, partially offset by the decrease in cash used for capital expenditures to support the growth of our business. ASC 606 free cash flow did not differ materially from ASC 605 free cash flow.
Liquidity and Capital Resources
As of September 30, 2018, we had cash and cash equivalents totaling $639.3 million, investments of $381.1 million, accounts receivable, net of $187.4 million and $780.4 million of working capital.
The following tables show our cash and cash equivalents, investments and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	September 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$639,254	$627,878
Short-term investments	317,505	226,787
Long-term investments	63,551	148,364

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$107,929	$180,193
Net cash used in investing activities	(31,400)	(265,289)
Net cash used in financing activities	(63,155)	(35,681)
Effect of exchange rate changes	(1,998)	3,005
Net increase (decrease) in cash and cash equivalents	$11,376	$(117,772)
As of September 30, 2018, our cash and cash equivalents and short-term investments were held for working capital purposes and were held in cash deposits, money market funds, commercial paper, U.S. treasury securities, U.S. agency securities and corporate bonds. We intend to continue making capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced product and services offerings and the continued market acceptance of our products.
Operating Activities
Net cash provided by operating activities was $107.9 million for the nine months ended September 30, 2018 as a result of a net loss of $79.9 million, adjusted for stock-based compensation expense of $176.0 million and non-cash depreciation and amortization expense of $27.8 million related to capital assets. Net cash provided by operating activities was also impacted by a $14.2 million decrease in accounts receivable, net, a $38.5 million increase in accounts payable and accrued liabilities and a $71.7 million increase in prepaid expenses and other assets. Accounts receivable, net, was impacted by the seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter, as well as our transition to a more subscription-based business model. Fluctuations in accounts receivable, net is also impacted by purchase commitments from customers upfront for multiple years of subscription-based software licenses and maintenance services, which may be invoiced over multiple reporting periods. The increase in accounts payable and accrued liabilities was primarily due to deferred conference registrations associated with our global customer conference and employee contributions under our

2013 ESPP. The increase in prepaid expenses and other assets was primarily due to an increase in our contract assets balance resulting from revenue recorded during the period under ASC 606 that was not yet billed. The increase in prepaid expenses and other assets was also impacted by the deferral of sales commission costs under ASC 606.
Net cash provided by operating activities was $180.2 million for the nine months ended September 30, 2017 as a result of a net loss of $143.7 million, adjusted for stock-based compensation expense of $155.6 million and non-cash depreciation and amortization expense of $34.2 million related to capital assets. Net cash provided by operating activities was also impacted by a $80.0 million decrease in accounts receivable, net, a $45.1 million increase in deferred revenue and a $9.5 million increase in accounts payable and accrued liabilities. The decrease in accounts receivable, net, was primarily due to seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter. The increase in deferred revenue was primarily due to increased sales of maintenance agreements and an increase in term and subscription license sales which had ratable revenue recognition in 2017 under our historical accounting policy. The increase in accounts payable and accrued liabilities was primarily due to the timing of payments and employee contributions under our 2013 ESPP.
Investing Activities
Cash used in investing activities was $31.4 million for the nine months ended September 30, 2018. The cash used for this period was attributable to purchases of investments of $206.5 million, offset by maturities of investments of $199.9 million. Cash used in investing activities was also impacted by capital expenditures to support the growth of our business of $14.0 million, and $10.9 million, net of cash acquired, used to purchase Empirical Systems, Inc., a privately-held Delaware corporation.
Cash used in investing activities was $265.3 million for the nine months ended September 30, 2017. The cash used for this period was attributable to purchases of investments of $198.1 million and capital expenditures to support the growth of our business of $43.2 million. Cash used in investing activities was also impacted by the $24.0 million, net of cash acquired, used to purchase ClearGraph, a privately-held Delaware corporation.
Financing Activities
Net cash used in financing activities was $63.2 million for the nine months ended September 30, 2018 as a result of repurchases of common stock under our stock repurchase program of $90.0 million, partially offset by proceeds of $9.5 million from the exercise of stock options and $17.4 million from the purchases of stock under our 2013 Employee Stock Purchase Plan ("2013 ESPP").
Net cash used in financing activities was $35.7 million for the nine months ended September 30, 2017 as a result of repurchases of common stock under our stock repurchase program of $60.0 million, partially offset by proceeds of $10.7 million from the exercise of stock options and $13.6 million from the purchases of stock under our 2013 ESPP.
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
During the nine months ended September 30, 2018, we repurchased 961,468 shares of our outstanding Class A common stock at an average price of $93.63 per share for $90.0 million. During the nine months ended September 30, 2017, we repurchased 979,577 shares of our outstanding Class A common stock at an average price of $61.24 per share for $60.0 million. All repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of September 30, 2018, we were authorized to repurchase a remaining $310.0 million of our Class A common stock under our repurchase program.
Obligations and Commitments
As of September 30, 2018, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2029. See Note 10 to the accompanying notes to the condensed consolidated financial statements for additional information on our operating leases including changes to our principal lease commitments compared to those discussed in Management's Discussion and

Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Our contractual commitments are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. See Note 10 of the accompanying notes to the condensed consolidated financial statements for additional information on our contractual commitments including changes compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2018, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018.
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
Based on management's evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
We adopted the new revenue recognition standard effective during the first quarter of 2018 on a modified retrospective basis. As a result, we implemented changes to our internal control over financial reporting, including changes to our business systems. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a relatively short history operating our business at its current scale. We continue to increase the number of our employees and expand our operations worldwide. Furthermore, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs and frequent introductions of new products, technologies and services. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
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
We incurred a net loss in each quarter and for the full year of 2017, as well as in the first three quarters of 2018. We expect expenses to continue to increase as we make investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for, and enhancements of, our existing products.

Moreover, as we grow our business, we expect our revenue growth rates to continue to slow in future periods due to a number of reasons, which may include slowing demand for our products, shifts in customer demand and spending on licenses for our products, shifts in sales of subscription-based versus perpetual licenses, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, the maturation of our business or the decline in the number of organizations into which we have not already expanded. Additionally, our revenue growth rates for the three and nine months ended September 30, 2018 computed in accordance with ASC 606 as compared to our financial results for the three and nine months ended September 30, 2017 computed in accordance with ASC 605 were positively impacted by our adoption of the new revenue recognition standard effective January 1, 2018. For example, prior to our adoption of the new revenue recognition standard, we historically recognized revenue related to on-premises term license agreements ratably over the term of the licensing agreement. Under the new revenue recognition standard, revenue allocable to the license portion of the arrangement is recognized upon delivery of the license. Accordingly, our historical results or revenue growth should not be considered indicative of our future performance.
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

•	our customers have and may continue to shift purchases to our lower priced subscription offerings, which could negatively affect our financial results;

•	our shift to a subscription licensing model may result in confusion among new or existing customers (which can slow adoption rates), partners, resellers and investors;

•	if our customers do not renew their subscriptions, our revenue may decline and our business may suffer;

•	our relationships with existing partners that resell perpetual license products may be damaged; and

•	we may incur sales compensation costs at a higher than forecasted rate if the pace of our subscription transition is faster than anticipated.
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
Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled executive, technical, managerial, sales and other personnel. If we do not successfully integrate these or other new hires, it could impede or negatively impact our business operations and strategic direction including our sales execution, marketing and product development planning and implementation processes. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled personnel in those areas. We may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational, sales and managerial requirements, as well as executive leadership requirements, on a timely basis or at all, our business will be adversely affected.
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
We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow, a large percentage of our sales force may be new to our company and our products, which may adversely affect our sales if we cannot train our sales force quickly or effectively. Attrition rates may increase, and we may face integration challenges as we continue to seek to expand our sales force. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.
We have been growing and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, our business and results of operations will be adversely affected.
We intend to continue to grow our business. For example, we plan to continue to hire new employees, particularly in our sales and engineering groups. If we cannot adequately train these new employees, including our direct sales force, our sales productivity could be impacted, or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding internationally, establishing operations in additional countries outside the United States, and we intend to make substantial investments to continue our international expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, our growth has slowed in recent periods, and we cannot provide any assurance that our business will continue to grow at any particular rate, or at all.
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
Our current primary competitors generally fall into the following categories:

•
large technology companies, including suppliers of traditional business intelligence and data preparation products, and/or cloud-based offerings that provide one or more capabilities that are competitive with our products, such as Amazon.com, Inc., Google Inc., IBM, Microsoft Corporation, Oracle Corporation, Salesforce and SAP SE;

•	business analytics software companies, such as MicroStrategy, Qlik and TIBCO Spotfire (a subsidiary of TIBCO Software Inc.); and

•	SaaS-based products or cloud-based analytics providers.
In addition, we may compete with open source initiatives and custom development efforts. We expect competition to increase as other established and emerging companies enter the broader business analytics software market, including data preparation and data cataloging, as customer requirements evolve and as new products and technologies are introduced such as artificial intelligence and machine learning technologies. We expect this to be particularly true with respect to our SaaS-based offering. This is a relatively new and evolving area of business analytics solutions, and we anticipate competition to increase based on customer demand for these types of products.

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
We have in the past experienced, and may in the future experience, performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, cyber-attacks, security incidents, natural disasters or fraud. If our security is compromised, our website is unavailable or our users are unable to download our software within a reasonable amount of time or at all, our business could be negatively affected. Moreover, if our security measures, products or services are subject to cyber-attacks that degrade or deny the ability of users to access our website, Tableau Online, or other products or services, our products or services may be perceived as insecure, and we may incur significant legal and financial exposure. In particular, our cloud-based products, Tableau Online and Tableau Public, may be especially vulnerable to interruptions, performance problems or cyber-attacks. We continue to invest in the personnel, infrastructure and software solutions necessary to mitigate these risks. However, if we are unable to attract and retain personnel with the necessary cybersecurity expertise, or implement sufficient safeguarding measures, we may not be able to prevent all potentially disruptive events which could occur in the future. In some instances, we may not be able to identify the cause or causes of these events within an acceptable period of time. Our cloud-based products are hosted at third-party data centers that are not under our direct control. If these data centers were to be damaged or suffer disruption, our ability to provide these products to our customers could be impaired and our reputation could be harmed, and we may face legal action over the disruption, as well as incur additional compliance and information security costs to mitigate future disruptions. Moreover, if a significant security breach occurs with respect to an industry peer, our customers and potential customers may lose trust in the security of business intelligence or analytics platforms in general, which could adversely impact our ability to retain existing customers or attract new ones.
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
We also rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services from NetSuite Inc. and customer relationship management services from Salesforce. If these services become unavailable due to extended outages or interruptions, security vulnerabilities or cyber-attacks, or because they are no longer available on commercially reasonably terms or prices, our expenses could increase, our ability to manage these critical functions could be interrupted, and our processes for managing sales of our software and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
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

•	the transition from perpetual license transactions to term and subscription license transactions, which have lower unit sales prices than comparable perpetual licenses;

•	the expansion of our customer base;

•	the renewal of maintenance and subscription agreements with, and sales of additional products to, existing customers;

•	seasonal variations in our sales, which have generally historically been highest in the fourth quarter of a calendar year and lowest in the first quarter;

•	the size, timing and terms of our perpetual license sales to both existing and new customers;

•	changes in the mix of term and subscription license sales versus perpetual license sales;

•	the mix of direct sales versus sales through our indirect sales channels;

•	the introduction of products and product enhancements by existing competitors or new entrants into our market, and changes in pricing for products offered by us or our competitors;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	changes in customers' budgets;

•	customer acceptance of and willingness to pay for new versions of our products;

•	seasonal variations related to sales and marketing and other activities, such as expenses related to our annual customer conferences;

•	cyber-attacks or incidents; and

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.
Additional factors include:

•	costs related to the hiring, training and maintenance of our direct sales force;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	our ability to control costs, including our operating expenses;

•	the effect of changes in tax law, such as the effect of the Tax Cuts and Jobs Act that was enacted on December 22, 2017; and

•	fluctuations in our effective tax rate.
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
Our future growth depends in part upon increasing our customer base. Our ability to achieve growth in revenues in the future will depend, in large part, upon the effectiveness of our marketing efforts, both domestically and internationally, and our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional business intelligence products into its business, as such organization may be reluctant or unwilling to invest in a new product. If we fail to attract new customers and maintain and expand those customer relationships, our revenues will grow more slowly than expected, and our business will be harmed.
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
Growth in our revenues and profitability depends in part on our ability to complete more and larger enterprise sales transactions. During the nine months ended September 30, 2018, we closed 1,115 sales transactions greater than $100,000 compared to 1,003 transactions greater than $100,000 during the nine months ended September 30, 2017, representing an 11% increase in the number of transactions. This metric has been, and we expect will continue to be, impacted by our transition to a more subscription-based business model as the unit sales price of each subscription license is lower than a comparable perpetual license. We anticipate that the quantity of sales transactions greater than $100,000 will continue to fluctuate on a quarter by quarter basis. These larger transactions may involve significant customer negotiation and are typically completed near the end of the quarter. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. Events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
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
Our operations involve transmission and processing of our customers' confidential, proprietary and sensitive information including, in some cases, personally identifiable information and credit card information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Despite our security measures, our information technology and infrastructure may be vulnerable to security risks, including but not limited to, unauthorized access to use or disclosure of customer data, theft of proprietary information, employee error or misconduct denial of service attacks, loss or corruption of customer data, and computer hacking attacks or other cyber-attacks. Such events could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liabilities. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, our brand and reputation could be impacted, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny.

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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 70% of our total ASC 606 revenues in the nine months ended September 30, 2018 were derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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
The inability of legislators to pass additional short- or longer-term spending bills could lead to additional shutdowns or other disruptions. In addition, general worldwide economic conditions could experience significant downturns and instability, including as a result of changes in global trade policies, such as Brexit developments in the United Kingdom, or other political or economic developments. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may tighten their budgets and face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.
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
As of September 30, 2018, we had 35 issued U.S. patents covering our technology and 76 patent applications pending for examination in the United States. We also had 17 pending patent applications internationally as of September 30, 2018 including filings at the European Patent Office and in Canada and Australia. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.

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
Changes in financial accounting standards may cause adverse and unexpected impacts to our reported results of operations and financial condition.
We prepare our financial statements in conformity with GAAP. These accounting principles are subject to interpretation or changes by the FASB and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. A change in accounting standards or practices could harm our operating results, reduce the comparability of our historical results and may even affect our reporting of transactions completed before the change is effective. Examples of new accounting pronouncements include ASU 2014-09, referred to throughout this report as ASC 606 or the new revenue recognition standard, and ASU 2016-02, referred to throughout this report as the new lease accounting standard. We adopted ASC 606 effective January 1, 2018 on a modified retrospective basis. As further discussed in Note 2 of the accompanying notes to the condensed consolidated financial statements, this standard significantly impacted our results for three and nine months ended September 30, 2018 as compared to prior years as it changed the way we recognize revenue and the timing of revenue recognition related to our on-premises term license agreements. We will adopt the new lease accounting standard using the modified retrospective transition method and apply a cumulative-effect balance sheet adjustment at the beginning of the first quarter of 2019. We expect the adoption of the new lease accounting standard will have a material impact on our balance sheet on the date of adoption. These or other changes to existing rules may harm our operating results and affect the comparability of our results from period to period.
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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, our Class A common stock's daily closing price on the New York Stock Exchange ranged from $68.77 to $116.16 during the 12-month period ended November 6, 2018. On November 6, 2018, the closing price of our Class A common stock was $105.03.
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

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	changes in our board of directors or management;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	lawsuits threatened or filed against us;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic conditions in the United States and abroad;

•	cyber-attacks or incidents; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
In addition, as of September 30, 2018, we had options outstanding that, if fully exercised, would result in the issuance of approximately 0.1 million and 1.9 million shares of Class A and Class B common stock, respectively. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
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

The dual class structure of our common stock and the existing ownership of capital stock by our founders have the effect of concentrating voting control with our founders for the forseeable future, which will limit the ability of our other investors to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2018, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 63% of the voting power of our outstanding capital stock. Our founders collectively beneficially owned shares representing a majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our founders, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term, which may include our founders.
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
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. On April 26, 2018, our board of directors authorized us to repurchase up to an additional $300 million of our outstanding Class A common stock under our previously announced stock repurchase program. As of September 30, 2018, we had repurchased and retired 2,672,413 shares of our Class A common stock for a total purchase price of $190.0 million and were authorized to repurchase up to a remaining $310.0 million of our Class A common stock under the existing stock repurchase program. We cannot guarantee that our repurchase program will enhance long-term stockholder value. For example, the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program's effectiveness. Our repurchases of common stock could also affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, the program does not obligate us to repurchase any dollar amount or number of shares of common stock and may be modified, suspended or discontinued at any time, and any of which could cause the market price of our stock to decline.
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

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
The following table sets forth for the indicated period, share repurchases of our Class A common stock.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2018 - January 31, 2018	—	$—	—	$100,000
February 1, 2018 - February 28, 2018	317,261	$81.97	317,261	$73,993
March 1, 2018 - March 31, 2018	48,899	$81.82	48,899	$69,992
April 1, 2018 - April 30, 2018	—	$—	—	$369,992
May 1, 2018 - May 31, 2018	274,955	$95.48	274,955	$343,741
June 1, 2018 - June 30, 2018	37,966	$98.90	37,966	$339,986
July 1, 2018 - July 31, 2018	—	$—	—	$339,986
August 1, 2018 - August 31, 2018	228,510	$104.73	228,510	$316,055
September 1, 2018 - September 30, 2018	53,877	$112.75	53,877	$309,981
(1) All repurchases were made as part of our publicly announced stock repurchase program. On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $200 million of our outstanding Class A common stock. On April 26, 2018, our board of directors authorized us to repurchase up to an additional $300 million of our outstanding Class A common stock under our previously announced stock repurchase program. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. For further information regarding our stock repurchase program, see Note 5 of the accompanying notes to the condensed consolidated financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of November 2018.

TABLEAU SOFTWARE, INC.
By: /s/ Damon Fletcher

Damon Fletcher
Chief Financial Officer (principal
financial and accounting officer
and duly authorized signatory)