Form 10-K
period 2018-12-31
Tableau Software Inc
filed 2019-02-22
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates of the Registrant on June 30, 2018, based on the closing price of $97.75 for shares of the Registrant's Class A common stock as reported by the New York Stock Exchange on June 29, 2018, was approximately $5.6 billion. The Registrant assumed a stockholder was an affiliate of the Registrant at June 30, 2018 if such stockholder (i) beneficially owned 10% or more of the Registrant's capital stock (on an as-converted basis), as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director of the Registrant, at June 30, 2018. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 19, 2019, there were 75,594,200 shares of the Registrant's Class A common stock and 10,491,943 shares of the Registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2019. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year ended December 31, 2018.

TABLEAU SOFTWARE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2018

PART I.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and section 27A of the Securities Act of 1933, as amended. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "seek" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the "Risk Factors" section of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions and non-profits. Organizations employ our products in a broad range of use cases such as increasing sales, streamlining operations, improving customer service, managing investments, assessing quality and safety, studying and treating diseases, completing academic research, addressing environmental problems and improving education. In a world where data is virtually everywhere, we believe we are entering an era of analytics ubiquity. Our products are flexible and capable enough to help a single user on a laptop analyze data from a simple spreadsheet, or to enable tens of thousands of users across an enterprise to execute sophisticated queries against large and complex data sets.

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

•
Hybrid Data Architecture—Our Hybrid Data Architecture combines the power and flexibility of our Live Query technology and Hyper, our in-memory data engine technology. Our Live Query technology allows users to instantaneously connect to large volumes of data in its existing format and location, including databases and cloud applications. This capability allows customers to leverage investments in their existing data platforms and to capitalize on the capabilities of high performance databases. Hyper, our in-memory data engine technology, is designed for fast data ingestion and analytical query processing on large or complex data sets. With enhanced extract creation and refresh performance, customers can choose to extract their data based on the needs of the business without concern for scheduling limitations or data volumes. Our Hybrid Data Architecture gives users the flexibility to access and analyze data from diverse sources and locations, while optimizing speed and performance for each source.

Our distribution strategy is designed to capitalize on the ease of use, low up-front cost, flexible deployment and collaborative capabilities of our software. To facilitate rapid adoption of our products, we provide fully-functional free trial versions of our products on our website and offer a flexible pricing model. After an initial trial or purchase, an organization has the flexibility to expand adoption of our products at any scale. During 2018, Tableau began offering role-based subscriptions via Tableau Creator, Explorer and Viewer subscriptions, each providing tailored combinations of our products' analytical capabilities that are designed for different user needs, from sophisticated analysts to casual users.
As of December 31, 2018, we had over 86,000 customer accounts across a broad array of company sizes and industries. Some of our largest customers include Charles Schwab, ExxonMobil, Honeywell, Johnson & Johnson, JPMorgan Chase, Pfizer and various United States ("U.S.") Government Agencies. In addition, we have cultivated strong relationships with technology partners to help us extend the reach of our products. These partners include Alphabet Inc. ("Google"), Alteryx, Inc., Amazon.com, Inc., Cloudera, Inc., Informatica Corporation, Microsoft Corporation, Snowflake Computing, Inc. and Teradata Corporation.
We adopted the new revenue recognition accounting standard, codified as Accounting Standards Codification (“ASC”) 606, effective January 1, 2018 on a modified retrospective basis. Our adoption of the new revenue recognition accounting standard is described later in this report. For the year ended December 31, 2018, total ASC 606 revenues were $1.16 billion and total ASC 606 net loss was $77.0 million. For the years ended December 31, 2018, 2017 and 2016, our total revenues under the previous standard, ASC 605, were $982.9 million, $877.1 million and $826.9 million, respectively. We incurred ASC 605 net losses of $277.2 million, $185.6 million and $144.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
We have generated positive cash flows from operating activities of $154.7 million, $226.9 million and $177.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Growth Strategy
Our mission to help people see and understand data presents a broad market opportunity. We intend to continue to invest in a number of growth initiatives to allow us to pursue our mission. Our strategies for growth include:

•
Expand our customer base—We operate in a rapidly growing analytics and business intelligence software market. We believe that Tableau is well positioned in the market to expand our present customer base of over 86,000 customer accounts. We are expanding our online and offline marketing efforts to increase our brand awareness. We are also continuing to grow our direct sales teams and expand our indirect sales channels.

•	Further penetrate our existing customer base—We intend to continue to increase adoption of our products within and across our existing customer base, as they expand the number of users and develop new use cases for our products in the enterprise. Our sales and marketing strategy and our focus on customer success help our customers identify and pursue new use cases within their organizations. As this expansion occurs, we believe that our products will also increasingly supplant incumbent legacy platforms to become the standard platform for analytics and business intelligence for our customers.

•
Grow internationally—With approximately 31% of our total ASC 606 revenues generated from sales outside the United States and Canada in the year ended December 31, 2018, we believe there is significant opportunity to grow our international business. Our products currently support eight languages, and we are expanding our direct sales force and indirect sales channels outside the United States. As of December 31, 2018, we had operations in North America, Europe and Asia Pacific. We intend to invest in further expanding our footprint in these and other regions.

•
Relentlessly innovate and advance our products—We have sought to rapidly improve the capabilities of our products over time and intend to continue to invest in product innovation and leadership. Building on our foundational technology innovations, we continue to expand and improve our feature set and capabilities. For example, in February 2019, we released Tableau 2019.1 which introduced Ask Data, which leverages natural language processing to enable users to ask questions in plain language and get a visual response in Tableau. Also in February 2019, we released Tableau Prep Conductor, a new product that enables organizations to schedule and manage self-service data preparation at scale. Tableau Prep Conductor is part of a new subscription offering called the Tableau Data Management Add-On. Our plans to continue to invest in research and development include hiring top technical talent, focusing on core technology innovation, maintaining an agile organization that supports rapid release cycles and integrating acquired technologies. We intend to focus on further developing our cloud capabilities, offering faster data analysis, continuing to enhance our self-service platform and making data preparation easier.

•
Extend our distribution channels and partner ecosystem—We plan to continue investing in distribution channels, technology partners and other strategic relationships to help us enter and grow in new markets while complementing our direct sales efforts. We are actively growing our indirect distribution channels. Our most important technology partnerships include partnerships with Alteryx, Inc., Amazon.com, Inc., Cloudera, Inc., Google, Informatica Corporation, Microsoft Corporation, Snowflake Computing, Inc. and Teradata Corporation, with which we have collaborated to develop high performance and optimized connectivity to a broad group of popular data stores and applications. We intend to continue to invest in partnerships that enable us to build and promote complementary capabilities that benefit our customers. We also offer application program interfaces ("APIs") to further empower the Tableau developer community and our original equipment manufacturer ("OEM") partner ecosystem to create applications that embed Tableau functionality.

•
Foster our passionate user community—We benefit from a vibrant and engaged user community. We are investing in initiatives to further expand and energize this group through our online community site, customer conferences and other events. Our seminal event is our annual global customer conference, Tableau Conference, which was most recently held in New Orleans and attended by more than 17,000 customers and partners in 2018. In 2018, we also hosted Tableau Conference Europe in London, which was attended by more than 1,800 customers and partners.

•
Treasure and cultivate our exceptional culture—We believe our culture is a core ingredient of our success. Our employees share a passion for our mission, and our mission stands at the top of a list of eight core cultural values that govern our approach to our business. Our other core values include: teamwork; product leadership; using our own products; respect; honesty; simplicity; and commitment to delighting customers. Our values permeate our organization and drive our identity as a company. For example, we strive to simplify all aspects of our business, including product user interfaces, pricing models, business processes and marketing strategies. Our culture is consistently cited in employee surveys as a key reason for their satisfaction with Tableau, and we have been publicly recognized as one of the best workplaces in a number of locations where we conduct our operations.

Products
Our products help people see and understand data. They offer the power and flexibility required to serve a broad range of use cases, from answering questions with small spreadsheets to complex enterprise business intelligence projects involving massive volumes of data. We currently offer five key products: Tableau Desktop, a self-service, powerful analytics product for anyone with data; Tableau Server, a business intelligence platform for organizations; Tableau Online, a hosted software-as-a-service ("SaaS") version of Tableau Server; Tableau Prep, a data preparation product for combining, shaping and cleaning data; and Tableau Public, a free cloud-based platform for analyzing and sharing public data.
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

•
Data access—Tableau Desktop lets people access and query a large number of common data sources, from database systems such as Amazon Redshift, Google BigQuery, Hadoop, Microsoft Azure Database, NoSQL, Snowflake and SQL Server, to Web applications like Google Analytics and Salesforce, to spreadsheets, PDFs and JSON files. Users can connect to more than 65 data connectors with a few clicks, without any scripting or programming.

•
Live query—Tableau Desktop translates users' interactions into live queries. As people use the drag-and-drop interface to examine information, they are automatically generating sophisticated queries against their database. Tableau Desktop can generate queries in a range of query languages including Structured Query Language ("SQL") and Multidimensional Expressions ("MDX"). Each query is optimized for the target platform and its unique performance and analytical characteristics. This live query approach allows customers to leverage their investments in database infrastructure and enables them to take advantage of query-optimized databases.

•
In-memory query—Tableau Desktop contains Hyper, an in-memory data engine technology that enables rapid analysis. A core Tableau platform technology, Hyper uses proprietary dynamic code generation and parallelism techniques to achieve fast performance for extract creation and query execution. By extracting data to Hyper, customers can analyze large or complex data sets faster.

•
Data integration—Many questions require combining data from multiple sources. Tableau Desktop provides a number of ways for people to combine data without requiring a typical data loading and transformation project. Users can connect to many different data sources, with each source independently leveraging either a live query or in-memory approach. Users can then combine the data in a single dashboard, visualization, filter or calculation using our data blending functionality. This approach can greatly extend the scope and depth of questions a person can answer.

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

Tableau Server
Tableau Server is a powerful business intelligence platform with enterprise-class security, governance and scalability. The collaborative features of Tableau Server are designed to foster more sharing of analytics to improve the dissemination of information across an organization and promote improved decision-making. Tableau Server's key capabilities include:

•
Shared content—Tableau Server provides an easy-to-navigate repository of shared visualizations and dashboards within an organization. Any user with appropriate credentials can view, interact, create data-driven alerts, edit and author new visualizations from published data using a Web browser. Users can also view and interact with published visualizations using a phone or tablet. The ability to publish dashboards and easily share impactful visual analysis increases awareness of business data and promotes improved decision-making. In addition, allowing others to interact with an analysis gives them deeper understanding of the information, which leads to an improved grasp on the problem and hence greater confidence in the solution.

•
Governed data—Organizations can use Tableau Server to centrally manage enterprise data sources and metadata enabling knowledge sharing, efficiency, governance and data consistency. Business users or IT professionals can create rich data models, containing calculations, hierarchies, field aliases, sets and security rules, and publish them to Tableau Server to be shared across an organization. Others can use these models as a starting point for analysis while extending them to meet their own specific analytical needs. While centralized data models are not a pre-requisite for analysis in Tableau, they provide flexibility and increased productivity while maintaining control and security of data.

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

•
Integration and Embedded Analytics—Tableau Server offers APIs that help developers, customers and partners embed and control our software from portals, websites and other enterprise applications. Our APIs can also be used to generate in-memory Hyper extracts, upload content and add users to the server programmatically. In addition to APIs, we also offer command line utilities to automate management tasks, and data upload tools to move data rapidly into Tableau Server.

•
Scalability—Tableau Server's distributed multi-tier architecture allows it to scale to tens of thousands of users, across desktop, Web and mobile clients, meeting the needs of some of the largest organizations globally.

•
Security—Tableau Server provides a security model that encompasses authentication, authorization, data and network security. Tableau Server is also built on a multi-tenant architecture that allows administrators to logically partition a single system across user populations, providing for separation of content.

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

•
On-premises data sync—Tableau Online provides easy syncing of on-premises data such as Microsoft Excel to the cloud through the Tableau Bridge feature. This enables customers to keep their data up-to-date.

•
Always up-to-date—Tableau Online includes the latest maintenance releases and versions of Tableau Server. Customers do not need to worry about upgrading their infrastructure or deploying the latest patches.

•	Reliable and scalable—Tableau Online is a SaaS analytics application built on the same enterprise-class architecture of Tableau Server.
Tableau Prep
Tableau Prep empowers users to get to analysis faster by helping them combine, shape and clean their data. Tableau Prep provides customers with features to make data preparation simple and integrates directly with the Tableau analytical workflow. Tableau Prep's key capabilities include:

•
Complete Picture—Tableau Prep offers three coordinated views that provide users with a complete picture of their data and flow. Users have the flexibility to pick which view to interact with based on the task at hand.

•
Immediate results—Tableau Prep provides a direct and immediate experience allowing users to instantly see data change with each action, even on millions of rows of data. Immediate results give users the freedom to re-order steps and experiment without consequence.

•	Simplicity—Tableau Prep's drag and drop visual experience simplifies data preparation tasks such as joins, unions, pivots and aggregations.

•
Integration—Tableau Prep uses Tableau’s data connectors, calculation language and governance structure so users can get up to speed quickly and can collaborate at any point in the analytical process. Users can open a Tableau Prep workflow in Tableau Desktop at any time, or easily share it with Tableau Server or Tableau Online.

•
Smart Algorithms—Tableau Prep features smart algorithms to help automate common data preparation challenges. For example, Tableau Prep employs fuzzy clustering to turn repetitive tasks, like grouping by pronunciation or cleaning based on punctuation, into one-click operations.

Tableau Public
Tableau Public is a free cloud-based offering that is available for anyone to use with public data. This offering allows users of diverse backgrounds, including bloggers, journalists, researchers and government workers, to easily visualize and embed public data on their websites. People who visit these websites can interact with the visualizations and share them electronically via social media or other means.
Using Tableau Public, data can be transformed into interactive graphs, dashboards and maps for the world to see on the Web. For example, a blogger focused on economic issues may write a feature about changes in the U.S. unemployment rate. Using Tableau Public, the blogger can quickly build an interactive visualization using data from the U.S. Bureau of Labor Statistics and embed it in their blog. Every time the site is viewed, Tableau Public serves up the data as a dynamic visualization.
Tableau Public enables us to test new product features and engage in user research as well as generate greater awareness of Tableau and increase community engagement. In addition to offering most of the features of Tableau Desktop and Tableau Server, Tableau Public offers the following capabilities:

•
Web scale—Tableau Public meets the massive performance requirements of serving dynamic content on top tier websites including media channels, social media and other consumer internet services. Through a combination of proprietary software and optimized hardware, we have designed a highly scalable, multi-tenant, online infrastructure. Tableau Public has reached over 1 billion cumulative views worldwide, and over 1 million visualizations have been published on Tableau Public to date.

•
Social reach—Anyone viewing or interacting with a Tableau Public visualization can share it on social media. The ease of social sharing has facilitated greater conversations around data on Tableau Public.

•	Embedding—Tableau Public views can be embedded in Web pages and blogs. Authors can enrich their websites and engage their audience with interactive visualizations based on Tableau Public.

Tableau Public has been used by hundreds of thousands of people to make public data easy to see and understand. People have used the product to visualize and share data about government budgets, school performance, economic policy, sports statistics and box office trends. Visualizations from Tableau Public have appeared in many news organizations' publications such as CNBC, Huffington Post, Business Insider, The Telegraph and Australia's ABC News, as well as publications from bloggers and researchers.
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
Live Query Engine
We have developed a Live Query Engine that interprets abstract queries generated by VizQL into syntax understandable by popular database systems. For instance, our Live Query Engine can compile VizQL statements into optimized SQL and MDX syntax understandable by database systems made by Amazon.com, Inc., Google, Microsoft Corporation, SAP SE, Snowflake Computing, Inc., Teradata Corporation and many other database vendors. As a result, our technology provides customers with a way to increase the accessibility, usability and performance of their databases. It also gives them a uniform user interface for interacting with databases of diverse vendors, formats and sizes.
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

We focus on ensuring our software is compatible with popular database platforms and that our live query technology works with the most recent releases of those platforms. Our Live Query Engine is compatible with more than 65 data connectors.
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
We continue to expand our customer base. As of December 31, 2018, we had over 86,000 customer accounts compared to over 70,000 as of December 31, 2017 and over 54,000 as of December 31, 2016. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts. No individual customer represented more than 10% of our total revenues in 2018, 2017 or 2016.
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
Our sales mix is also impacted by our continued transition to a more subscription-based business model. In April 2018, we introduced role-based subscription offerings to help organizations scale analytics.
Role-Based Subscription Offerings
Tableau Creator, Explorer and Viewer subscriptions each provide tailored combinations of Tableau's analytical capabilities designed for different user needs, from sophisticated analysts to casual users. Further details on each role-based subscription offering follow:

•
Tableau Creator—Tableau Creator provides the full power of the Tableau platform. It helps users uncover insights faster by combining a suite of products for visual and direct data prep, powerful analytics on the Web and desktop and secure collaboration to support their end-to-end analytics workflow. It includes a license for Tableau Server or Tableau Online, allowing users to publish and share their work. It also includes a Tableau Desktop and Tableau Prep license.

•
Tableau Explorer—Tableau Explorer provides governed self-service analytics. It enables users to create new dashboards based on governed data sources, collaborate with others and stay on top of data with data driven alerts, all within the convenience of their Web browsers.

•
Tableau Viewer—Tableau Viewer helps organizations extend the value of data and analytics across their entire workforce. It helps users within scaled deployments make data-driven decisions based on trusted content by interacting with dashboards and visualizations created by others in a secure, easy-to-use platform. Users can view and filter dashboards, receive and manage subscriptions to dashboards and receive data driven alerts, all via a Web browser or a mobile device.

Support and Services
Our products are designed for our customers to be able to deploy and use on their own. However, we offer several training and professional services programs to enable our customers to maximize their experience and successful use of our products.
Maintenance Services
Our maintenance services provide access to new releases of our software in addition to technical support services. Our technical support team also fields "how-to" inquiries from customers related to specific product functionality.
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
Tableau Community
We have built a strong and growing community of users and partners that help us achieve our mission. The purpose of our community is to give customers and prospects opportunities to connect and share their experiences and ideas, and to allow them to provide valuable feedback on our products that helps us prioritize product enhancements.
Our online community currently offers:

•	knowledge bases, forums and repositories that help users learn about topics of interest, ask questions and share insights;

•	Tableau user groups, which allow users to connect based on geographical location or industry affiliation;

•	Ideas Forum, an avenue to share product suggestions;

•	Viz Talk, designed to let users share and discuss interesting data visualizations;

•	how-to blogs; and

•	other news.
We also organize events to engage with our customers and foster our user community. Our seminal event is our annual global customer conference, Tableau Conference, which was most recently held in New Orleans and attended by more than 17,000 customers and partners in 2018. In 2018, we also hosted Tableau Conference Europe in London, which was attended by more than 1,800 customers and partners. At these events, our customers have the opportunity to network and connect, learn best practices, attend training sessions and present their questions and suggestions directly to our software developers, executives and other employees. Many of our customers also form local user groups that meet periodically to discuss and share experiences using our products.
Culture and Employees
Our culture is fundamental to our success and we embrace and cultivate it with pride. We view our employees as partners in creating a great work environment, and we take a long-term approach to their recruitment, development and retention. As a result of our careful hiring choices, we believe our company is populated by smart, respectful people grounded in humility.
As of December 31, 2018, we had 4,181 full-time employees globally. We also engage temporary employees and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
Our direct sales approach includes inside sales and field sales teams. Our inside sales team, based in regional sales hubs, qualifies and manages accounts throughout the world to seed new sales at a low cost and expand these accounts over time. Our direct field sales team covers North America; Europe, Middle East and Africa; the Asia Pacific region; and Latin America, and is mainly responsible for lead qualification and account management for large enterprises. All our direct sales teams partner with technical sales representatives who provide presales technical support. We also have a dedicated customer renewals team responsible for driving renewals of existing contracts.
We also sell our products through indirect sales channels including technology vendors, resellers, OEMs, independent software vendors ("ISV") and distributors. These channel partners provide additional sales coverage and deliver solution-based selling, services and training throughout the world. Our channel program is led by a dedicated sales team that provides our channel partners with training, certification and sales resources. As of December 31, 2018, less than 10% of our sales team focused on indirect sales channels. We plan to continue to invest in our partner programs to help us enter and grow in new markets while complementing our direct sales efforts.
Our sales organization also includes professional services and training teams that work with customers of all sizes to support implementations and increase adoption. These efforts include in person and phone-based engagements, webinars, in-person training and free on-demand training.
Marketing
Our marketing efforts focus on establishing and enhancing our brand, generating awareness of our products, creating leads and cultivating the Tableau community. The marketing team consists primarily of marketing operations, demand generation, enterprise marketing, product marketing, programs, field events, channel marketing, corporate communications and visual design teams. We leverage both online and offline marketing channels such as events and trade shows, seminars and webinars, third-party analyst reports, whitepapers, case studies, blogs, search engines, email and social media marketing. A central focus for the marketing team is to drive free product trials and encourage use of our free online training, an integral part of our customer acquisition process. Our marketing team is responsible for the logistics of hosting various events, including our annual customer conferences and regional events, as well as providing Web-based community tools and supporting customer-driven user groups.

We believe the simplest way to showcase our products is by using them in live or recorded demonstrations. Our marketing team also promotes Tableau Public to generate awareness. By democratizing access to public data and facilitating sharing of insights online, Tableau Public has rapidly increased community engagement and extended the reach of our products. Tableau Public has reached over 1 billion cumulative views worldwide, and over 1 million visualizations have been published on Tableau Public to date.
Strategic Relationships
We view our partners as an extension of our team, playing an integral role in our growth. Our partner programs include technology partnerships, reseller arrangements, OEMs, ISVs and distributors. In addition, we also work closely with system integrators, consulting firms and training partners.
Technology Vendors
Our most important technology partnerships are with data platform vendors. We collaborate with these vendors to build high performance connectivity to their data sources. We have cultivated strong relationships with technology partners to help us extend the reach of our products. These partners include Alteryx, Inc., Amazon.com, Inc., Cloudera, Inc., Google, Informatica Corporation, Microsoft Corporation, Snowflake Computing, Inc. and Teradata Corporation.
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
We currently target product releases on a quarterly cycle. We also provide maintenance releases with bug fixes and incremental functionality if and when they become available. Our release cycles enable us to be responsive to customers by delivering new functionality on a frequent basis. We establish priorities for our organization by collaborating closely with our customers, community and employees. We use our products across all business functions at Tableau, from customer support to finance to sales and marketing to human resources, and every employee is encouraged to test and provide feedback.
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

Competition
Our current primary competitors generally fall into the following categories:

•
large technology companies, including suppliers of traditional business intelligence and data preparation products, and/or cloud-based offerings that provide one or more capabilities that are competitive with our products, such as Amazon.com, Inc., Google, IBM, Microsoft Corporation, Oracle Corporation, salesforce.com, inc. and SAP SE;

•	business analytics software companies, such as MicroStrategy, Qlik and TIBCO Spotfire (a subsidiary of TIBCO Software Inc.); and

•	providers of SaaS-based or cloud-based analytics products.
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
Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of our customers or potential customers. In addition, our current or prospective indirect sales channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell or certify our products through specific distributors, technology providers, database companies and distribution channels and allow our competitors to rapidly gain significant market share. These developments could limit our ability to obtain revenues from existing and new customers and to maintain maintenance services revenues from our existing and new customers. If we are unable to compete successfully against current and future competitors, our business, results of operations and financial condition would be harmed.
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
As of December 31, 2018, we had 40 issued U.S. patents covering our technology and 95 patent applications pending for examination in the United States. Internationally, we had two issued patents in Australia and 15 pending patent applications as of December 31, 2018 including filings at the European Patent Office and in Canada and Australia. We own registered trademarks for Tableau, Tableau Software, the Tableau Logo, the Tableau Software Logo, Tableau Doctor, VizQL, Show Me! and Data In. Brilliance Out. in the United States. We also own trademark registrations for Tableau, Tableau Software, the Tableau Logo, the Tableau Software Logo, VizQL and Show Me! in Canada and China; Tableau Software, the Tableau Logo, the Tableau Software Logo, Tableau Doctor, VizQL and Show Me! in Japan and the European Union; Tableau, Tableau Software, the Tableau Logo, the Tableau Software Logo, Tableau Doctor and VizQL in Australia; Tableau, Tableau Software, the Tableau Logo, the Tableau Software Logo and VizQL in Korea and Mexico; Tableau, the Tableau Logo, VizQL and Show Me! in Norway; Tableau, TABLEAUSOFTWARE, the Tableau Software Logo and VIZQL in Brazil; Tableau, the Tableau Logo and VizQL in Chile; Tableau, the Tableau Logo and VizQL in Hong Kong; Tableau, Tableau Software, the Tableau Software Logo and VizQL in India; Tableau, the Tableau Logo, Show Me! and VizQL in Israel; Tableau, Tableau Doctor, Show Me! and VizQL in Singapore; Tableau, Tableau Software, the Tableau Software Logo, the Tableau Logo and VizQL in South Africa; Show Me!, Tableau Doctor and VizQL in the United Kingdom; and Tableau, the Tableau Logo, VizQL and ShowMe! in Switzerland. Such registered trademarks will expire unless renewed at various times in the future.
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
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Exchange Act. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Tableau Software and other companies that file materials with the SEC electronically. Copies of Tableau's reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our internet website, http://investors.tableau.com/financial-information/default.aspx.

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
Our future success will depend in large part on our ability to, among other things:

•	manage the transition to a subscription-based business model successfully;

•	improve the performance and capabilities of our software;

•	compete with other companies, custom development efforts and open source initiatives that are currently in, or may in the future enter, the market for our software;

•	increase the number and value of enterprise sales transactions;

•	maintain and improve the security, governance and compliance of our software technology and infrastructure;

•	expand the availability of our software on public cloud service providers;

•	hire, integrate, train and retain skilled talent, including members of our direct sales force and software engineers;

•	maintain and expand our business, including our operations, infrastructure and processes to support our growth, both domestically and internationally;

•	expand our customer base, both domestically and internationally;

•	renew maintenance and subscription agreements with, and sell additional products to, existing customers, including enterprise customers;

•	price and package our product and service offerings successfully;

•	maintain high customer satisfaction and ensure quality and timely releases of our products and product enhancements;

•	maintain, expand and support our indirect sales channels and strategic partner network;

•	increase market awareness of our products and enhance our brand; and

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
We are currently transitioning to a more subscription-based business model. In April 2018, we introduced role-based subscription offerings to help organizations scale analytics. Tableau Creator, Explorer and Viewer subscriptions each provide tailored combinations of our products' analytical capabilities that are designed for different user needs, from sophisticated analysts to casual users. It is still uncertain whether this transition will prove successful or whether we will be able to develop this business model more quickly than our competitors. Market acceptance of our product and service offerings will be dependent on our ability to (1) continue to innovate and include new functionality and improve usability of our products in a manner that addresses our customers' needs and requirements, and (2) optimally price our products in light of marketplace conditions, competition, our costs and customer demand. This transition may have negative revenue and/or cash flow implications. If we are unable to effectively meet these challenges, our business could be harmed.
This subscription strategy may give rise to a number of risks, including the following:

•	our revenues and cash flows may fluctuate more than anticipated as a result of this strategy;

•	if new or current customers desire only perpetual licenses, our subscription sales may lag behind our expectations;

•
the shift to a subscription strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time and our ability to provide maintenance services including timely upgrades, updates and enhancements;

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
We currently derive and expect to continue to derive substantially all of our revenues from our Tableau Desktop, Tableau Server and Tableau Online software products. In April 2018, we released Tableau Prep, a new data preparation product that integrates directly into the Tableau analytical workflow. The continued growth in market demand of these software products, along with our ability to rapidly innovate and introduce new products to contribute to our revenues, is critical to our continued success. Demand for our software is affected by a number of factors, including continued market acceptance of our products, our ability to effectively introduce new products and features, the timing of development and release of new products by our competitors, price or product packaging changes by us or by our competitors, technological change, growth or contraction in the traditional and expanding business analytics market and general economic and political conditions and trends. If our competitors offer products or functionality similar to ours at more attractive prices, we may have to reduce our prices, which may cause our revenues to decline. Further, if we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, or we cannot successfully meet our customers' needs or innovate and deliver additional products or features in a timely manner, our business, results of operations, financial condition and growth prospects could be materially and adversely affected.
If our new products and product enhancements do not achieve sufficient market acceptance, our results of operations and competitive position will suffer.
We spend substantial amounts of time and money to research and develop new software and enhanced versions of our existing software to incorporate additional features, improve functionality, function in concert with new technologies or changes to existing technologies and allow our customers to analyze a wide range of data sources and work with different kinds of data sets. For example, in April 2018, we released Tableau Prep, a new data preparation product that integrates directly into the Tableau analytical workflow. We also invest in acquiring and integrating new technologies to continue to improve our platform. For example, in January 2018, we released Hyper, our in-memory data engine, which was a significant upgrade to our existing Hybrid Data Architecture.
When we develop a new product or an enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, such as Tableau Prep or Hyper, they must achieve high levels of market acceptance in order to justify the amount of our investment in acquiring and integrating, developing and bringing them to market.
We may make changes to our software that our customers do not find useful. We may also discontinue certain features or products, begin to charge for certain features that are currently free or increase fees for any of our features or usage of our software. We may also face problems or challenges in connection with new product or feature introductions, including our ability to innovate and our ability to execute and deliver new products and new features in a timely manner.
Our new products or product enhancements and changes to our existing software could fail to attain sufficient market acceptance for many reasons, including:

•	failure to predict market demand accurately in terms of software functionality and capability or to supply software that meets this demand in a timely fashion;

•	inability to operate effectively with the technologies, systems or applications of our existing or potential customers;

•	defects, errors or failures;

•	negative publicity about their performance or effectiveness;

•	delays in releasing our new software or enhancements to our existing software to the market, due to, among other things, our failure to execute in a timely manner on our development roadmap;

•	the introduction or anticipated introduction of competing products by our competitors;

•	an ineffective sales force;

•	poor business conditions for our end-customers, causing them to delay purchases; and

•	the reluctance of customers to purchase software incorporating open source software.
In addition, because our products are designed to operate on and with a variety of systems, we will need to continuously modify and enhance our products to keep pace with changes in technology. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion.
If our new software or enhancements and changes do not achieve adequate acceptance in the market, our competitive position will be impaired, and our revenues could decline. The adverse effect on our results of operations may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred in connection with the development and release of new software or enhancements.
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
Our current primary competitors generally fall into the following categories:

•
large technology companies, including suppliers of traditional business intelligence and data preparation products, and/or cloud-based offerings that provide one or more capabilities that are competitive with our products, such as Amazon.com, Inc., Google, IBM, Microsoft Corporation, Oracle Corporation, salesforce.com, inc. and SAP SE;

•	business analytics software companies, such as MicroStrategy, Qlik and TIBCO Spotfire (a subsidiary of TIBCO Software Inc.); and

•	providers of SaaS-based or cloud-based analytics products.
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
Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. Some of these factors include our ability to rapidly innovate and effectively execute to bring new products or features to the marketplace in a timely manner, and continue to develop and expand our products discovery and visualization capabilities, analytical and statistical capabilities, and performance and scalability. In addition, our ability to compete successfully depends on the quality and reliability of our maintenance, customer service and support, the value we provide to customers, and continuing to develop and enhance our overall brand recognition. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our products, as well as adversely affect our business, results of operations and financial condition.
Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of our customers or potential customers. In addition, our current or prospective indirect sales channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell or certify our products through specific distributors, technology providers, database companies and distribution channels and allow our competitors to rapidly gain significant market share. These developments could limit our ability to obtain revenues from existing and new customers and to maintain maintenance services revenues from our existing and new customers. If we are unable to compete successfully against current and future competitors, our business, results of operations and financial condition would be harmed.
Our success depends on increasing the number and value of enterprise sales transactions, which typically involve a longer sales cycle, greater deployment challenges and additional support and services than sales to individual purchasers of our products.
Growth in our revenues and achieving profitability depends in part on our ability to complete more and larger enterprise sales transactions. During 2018, we closed 1,749 sales transactions greater than $100,000 compared to 1,593 sales transactions greater than $100,000 in 2017, representing a 10% increase in the number of sales transactions greater than $100,000. This metric is impacted by our transition to a more subscription-based business model as the unit sales prices of term and subscription licenses are lower than comparable perpetual licenses. These larger transactions may involve significant customer negotiation and are typically completed near the end of the quarter. Enterprise customers may undertake a significant evaluation process, which can last from several months to a year or longer. For example, in recent periods, excluding renewals, many of our transactions over $100,000 have generally taken over three months to close. Any individual transaction may take substantially longer than three months to close. Events may occur during this period that affect the size or timing of a purchase or even cause cancellations, which may lead to greater unpredictability in our business and results of operations. We will spend substantial time, effort and money on enterprise sales efforts without any assurance that our efforts will produce any sales.
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
We may not be able to sustain or increase our revenue growth rate, the growth rate of our customer base or achieve profitability in the future.
We have incurred net losses in recent periods. We expect expenses to continue to increase as we make investments in our sales and marketing and research and development organizations, expand our operations and infrastructure both domestically and internationally and develop new products and new features for and enhancements of our existing products.
Moreover, as we grow our business, we expect our revenue growth rates to continue to fluctuate in future periods due to a number of reasons, which may include slowing demand for our products, shifts in customer demand and spending on licenses for our products, shifts in sales of subscription-based versus perpetual licenses, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, the maturation of our business or the decline in the number of organizations into which we have not already expanded. For all these reasons, we also cannot assure that our customer base will continue to grow at the same rate, or at all.
Additionally, our revenues for the year ended December 31, 2018, computed in accordance with the new revenue recognition standard, ASC 606, as compared to our revenues for the year ended December 31, 2017, computed in accordance with ASC 605, were positively impacted by our adoption of the new revenue recognition standard effective January 1, 2018. For example, prior to our adoption of the new revenue recognition standard, we historically recognized revenue related to on-premises term license agreements ratably over the term of the licensing agreement. Under the new revenue recognition standard, revenue allocable to the license portion of the arrangement is recognized upon delivery of the license. Accordingly, our historical results or revenue growth should not be considered indicative of our future performance. We have included financial results during 2018 under ASC 605 for comparison to the prior year. Beginning in 2019, financial results for 2019 and future years will not be presented on an ASC 605 basis.
Interruptions or performance problems associated with our technology and infrastructure, including those caused by cyber-attacks, may adversely affect our business and results of operations.
We have in the past experienced, and may in the future experience, performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, cyber-attacks, security incidents, natural disasters or fraud. If our product or corporate security is compromised, our website is unavailable or our users are unable or unwilling due to performance problems to download our software within a reasonable amount of time or at all, our business could be negatively affected. Moreover, if our security measures, products or services are subject to cyber-attacks that degrade or deny the ability of users to access our website, Tableau Online, or other products or services, our products or services may be perceived as insecure, and we may incur significant legal and financial exposure. In particular, our cloud-based products, Tableau Online and Tableau Public, may be especially vulnerable to interruptions, performance problems or cyber-attacks. We continue to invest in the personnel, infrastructure and software solutions necessary to mitigate these risks. However, if we are unable to attract and retain personnel with the necessary cybersecurity expertise, or implement sufficient safeguarding measures, we may not be able to prevent all potentially disruptive events which could occur in the future. In some instances, we may not be able to identify the cause or causes of these events within an acceptable period of time. Our cloud-based products are hosted at third-party data centers that are not under our direct control. If these data centers were to be damaged or suffer disruption, our ability to provide these products to our customers could be impaired and our reputation could be harmed, and we may face legal action over the disruption, as well as incur additional compliance and information security costs to mitigate future disruptions. Moreover, if a significant security breach occurs with respect to an industry peer, our customers and potential customers may lose trust in the security of business intelligence or analytics platforms in general, which could adversely impact our ability to retain existing customers or attract new ones.
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
We also rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services from NetSuite Inc. and customer relationship management services from salesforce.com, inc. If these services become unavailable due to extended outages or interruptions, security vulnerabilities or cyber-attacks, or because they are no longer available on commercially reasonably terms or prices, our expenses could increase, our ability to manage these critical functions could be interrupted, we may not be able to report our financial results timely, and our processes for managing sales of our software and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
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
If we are unable to identify, attract, integrate and retain additional qualified personnel, including executive, top sales and technical talent, our business could be adversely affected.
Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled executive, technical, managerial and other personnel in our sales, marketing, operations and development groups. If we do not successfully integrate these or other new hires, it could impede or negatively impact our business operations and strategic direction including our sales execution, marketing and product development planning and implementation processes. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled personnel in those areas. We may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational, sales and managerial requirements, as well as executive leadership requirements, on a timely basis or at all, our business will be adversely affected.
Volatility or lack of positive performance in our stock price may also affect our ability to attract and retain our key employees. Certain senior management personnel and other key employees are vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the market price of our common stock or the market price of our common stock decreases significantly, impacting the value of their unvested restricted stock unit awards. If we are unable to appropriately incentivize and retain our employees through equity compensation, or if we need to increase our compensation expenses in order to appropriately incentivize and retain our employees, our business, results of operations, financial condition and cash flows would be adversely affected.
We are dependent on the continued services and performance of our senior management and other key personnel, the loss of any of whom could adversely affect our business.
Our future success depends in large part on the continued contributions of our senior management and other key personnel. In particular, the leadership of key management personnel is critical to the successful management of our company, our ability to innovate and execute in the development and release of new products and features and our overall strategic direction. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business. We do not maintain "key person" insurance for any member of our senior management team or any of our other key employees.
As customers demand products that provide business analytics delivered via a SaaS model, our business could be adversely affected.
We believe that companies have begun to expect that key software be provided through a SaaS model. We have used and expect to use our current cash or future cash flows to fund further development of our Tableau Online product, and we may encounter difficulties that cause our costs to exceed our current expectations. Moreover, as demand increases, we will need to make additional investments in related infrastructure such as public cloud platforms, data centers, network bandwidth and technical operations personnel. All of these investments could negatively affect our operating results. Even if we make these investments, we may be unsuccessful in achieving significant market acceptance of this product. Moreover, sales of current or future SaaS offerings by our competitors could adversely affect sales of all of our existing products. In addition, increasing sales of our SaaS offering could cannibalize license sales of our on-premises offerings to our existing and prospective customers, which could negatively impact our overall sales growth. The migration of our customers to a SaaS model would also change the manner in which we recognize revenue, which could adversely affect our operating results and business operations.
Our success is highly dependent on our ability to further penetrate the existing market for business analytics software as well as the growth and expansion of that market.
Although the overall market for business analytics software is well-established, the market for business analytics software like ours is relatively new, rapidly evolving and unproven. Our future success will depend in large part on our ability to further penetrate the existing market for business analytics software, as well as the continued growth and expansion of what we believe to be an emerging market for analytics solutions and platforms that are faster, easier to adopt, easier to use and more focused on self-service capabilities. It is difficult to predict customer adoption and renewal rates, customer demand for our products, the size, growth rate and expansion of these markets, the entry of competitive products or the success of new or existing competitive products. Our ability to further penetrate the existing market and any expansion of the emerging market depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers' willingness to adopt a different approach to data analysis. Furthermore, many potential customers have made significant investments in legacy business analytics software systems and may be unwilling to invest in new software. If we are unable to further penetrate the existing market for business analytics software, the emerging market for self-service analytics solutions fails to grow or expand, or either of these markets decreases in size, our business, results of operations and financial condition would be adversely affected.
Our quarterly results of operations may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.
Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, some of which are outside of our control:

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

•
the introduction of products and product enhancements, or the threat of such introduction, by existing competitors or new entrants into our market, and changes in pricing for products offered by us or our competitors;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	changes in customers' budgets;

•	customer acceptance of and willingness to pay for new versions of our products;

•	cyber-attacks or incidents; and

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.
Additional factors include:

•	costs related to the hiring, training and retention of our direct sales force;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	seasonal variations related to sales and marketing and other activities, such as expenses related to our annual customer conferences;

•	our ability to control costs, including our operating expenses; and

•
tax consequences, such as those related to changes in tax laws, including the Tax Cuts and Jobs Act, tax rates or their interpretations and the related application of judgment in determining our global provision for income taxes, deferred tax assets or deferred tax liabilities.

Any one of these or other factors discussed elsewhere in this report may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.
We may not be able to accurately predict our future revenues or results of operations. For example, a large percentage of the revenues we recognize each quarter has been attributable to sales made in the last month of that same quarter. Our license revenues in particular can be impacted by short-term shifts in customer demand and spending as license revenues from perpetual and on-premises term license sales are generally recognized upfront. As a result, our ability to forecast revenues on a quarterly or longer-term basis is limited. In addition, we base our current and future expense levels on our operating plans and sales forecasts, and our operating expenses are expected to be relatively fixed in the short term. Accordingly, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter. The variability and unpredictability of these and other factors could result in our failing to meet or exceed financial expectations for a given period.
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
We intend to continue to grow our business. For example, we plan to continue to hire new employees, particularly in our sales and engineering groups including independent contributors, managers and group leaders. If we cannot adequately train these new employees, including our direct sales force, our sales productivity could be impacted, or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding internationally, establishing operations in additional countries outside the United States, and we intend to make substantial investments to continue our international expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at any particular rate, or at all.
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

•	satisfy existing customers and attract new customers;

•	successfully innovate and introduce new products and enhancements in a timely manner;

•	continue to improve our operational, financial and management controls;

•	protect and further develop our strategic assets, including our intellectual property rights; and

•	make sound business decisions in light of the scrutiny associated with operating as a public company.
These activities will require significant capital expenditures and allocation of valuable management and employee resources, and our growth will continue to place significant demands on our management and our operational and financial infrastructure.
Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth. There are no guarantees we will be able to do so in an efficient or timely manner, or at all. In particular, any failure to successfully implement new systems and/or enhancements and improvements to existing systems necessary to scale the business or adopt new accounting or other compliance requirements will likely negatively impact our ability to manage our expected growth (including the speed and efficiency of such growth), ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies. Moreover, if we do not effectively manage the growth of our business and operations, the quality of our software could suffer, which could negatively affect our brand, results of operations and overall business.
If we are unable to attract new customers and expand sales to existing customers, both domestically and internationally, our growth could be slower than we expect and our business may be harmed.
Our future growth depends in part upon increasing our customer base. Our ability to achieve growth in revenues in the future will depend, in large part, upon the effectiveness of our marketing efforts, both domestically and internationally, and our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional business intelligence products into its business, as such organization may be reluctant or unwilling to invest in a new product. If we fail to attract new customers and maintain and expand those customer relationships, our revenues could grow more slowly than expected, and our business could be harmed.
Our future growth also depends upon expanding sales of our products to and renewing license and maintenance agreements with existing customers and their organizations. This includes customers of all sizes and scales. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in expanding sales to existing customers and additional revenues. If our expansion sales efforts to our customers are not successful, our business would suffer. Our software is currently licensed and sold under perpetual, term and subscription license agreements, and we are currently transitioning to a more subscription-based business model. Due to the differences in unit sales prices of perpetual versus term or subscription license sales, shifts in the mix of term and subscription license sales could produce significant variations in the revenue we recognize in a given period. In addition, all of our maintenance services agreements are sold on a term basis. In order for us to grow our revenues and increase profitability, it is important that our existing customers renew their maintenance services agreements and their term licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance services contracts with us after the initial terms have expired. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers' spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenues may decline.
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
Breaches in our security, cyber-attacks or other cyber-risks could expose us to significant liabilities and cause our business and reputation to suffer.
Our operations involve transmission and processing of our customers' confidential, proprietary and sensitive information including, in some cases, personally identifiable information and credit card information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Despite our security measures, our information technology and infrastructure may be vulnerable to security risks, including but not limited to, unauthorized access to use or disclosure of customer data, theft of proprietary information, employee error or misconduct, denial of service attacks, loss or corruption of customer data, and computer hacking attacks or other cyber-attacks. Such events could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liabilities. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, our brand and reputation could be impacted, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny.
Our failure to adequately protect personal or sensitive information or to comply with data protection laws could have a material adverse effect on our business.
A wide variety of local, state, national and international laws, directives and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal or sensitive data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by stockholders, end-customers and other affected individuals, damage to our reputation and loss of goodwill (in relation to stockholders, existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance and business. Changing definitions of personal data, sensitive data and personal information, within the European Union, the United States and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data.
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
In the European Union, the General Data Protection Regulation ("GDPR") took effect on May 25, 2018, introducing new data protection requirements. The GDPR introduces strict requirements for processing personal data, including potentially burdensome documentation requirements, more stringent requirements for obtaining valid consent, obligations to honor expanded rights of individuals to control the use and retention of their personal data and requirements to notify regulators and affected individuals of certain personal data breaches. The GDPR has increased our responsibility and potential liability in relation to personal data that we process both on our own behalf and on behalf of our customers, increase our compliance costs and could restrict our operations in Europe.
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
Historically, we have used indirect sales channel partners, such as OEMs, technology partners, systems integrators and resellers. Indirect sales channel partners are becoming an increasingly important aspect of our business. Our future growth in revenues and profitability depends in part on our ability to identify, establish and retain successful channel partner relationships, which will take significant time and resources and involve significant risk.
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

We also cannot be certain that we will be able to maintain successful relationships with any channel partners. These channel partners may not have an exclusive relationship with us and may offer customers the products of several different companies, including products that compete with ours. With or without an exclusive relationship, we cannot be certain that they will prioritize or provide adequate resources for selling our products. A lack of support by any of our channel partners may harm our ability to develop, market, sell or support our products, as well as harm our brand. There can be no assurance that our channel partners will comply with the terms of our commercial agreements with them, including for example compliance with the U.S. Foreign Corrupt Practices Act and U.S. export and trade controls, or will continue to work with us when our commercial agreements with them expire or are up for renewal. If we are unable to maintain our relationships with these channel partners, or these channel partners fail to live up to their contractual obligations, our business, results of operations and financial condition could be harmed.
Our long-term growth depends in part on being able to expand internationally on a profitable basis.
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 69% of our total ASC 606 revenues for the year ended December 31, 2018 were derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

•	increased personnel, travel, infrastructure, legal compliance and regulation costs associated with having multiple international operations;

•	management communication and integration problems resulting from geographic dispersion and language and cultural differences;

•	sales and customer service challenges associated with operating in different countries;

•	increased reliance on indirect sales channel partners outside the United States;

•	longer payment cycles and difficulties in collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;

•	increased financial accounting and reporting burdens and complexities;

•	general economic or political conditions in each country or region;

•	economic uncertainty around the world and adverse effects arising from economic interdependencies across countries and regions;

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
We believe that maintaining and enhancing the Tableau brand identity and our reputation are critical to our relationships with our customers, including our user community, and channel partners and to our ability to attract new customers and channel partners. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our market continues to develop. Our success in this area will depend on a wide range of factors, some of which are beyond our control, including the following:

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
Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, the continued sovereign debt crisis, potential future government shutdowns, the U.S. government's failure to raise the debt ceiling, financial and credit market fluctuations (including changes in interest rates), the imposition of trade barriers and restrictions such as tariffs, political deadlock, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including corporate spending on business analytics software in general and negatively affect the rate of growth of our business.
The inability of legislators to pass additional short- or longer-term spending bills could lead to additional shutdowns or other disruptions. In addition, general worldwide economic conditions could experience significant downturns and instability, including as a result of changes in global trade policies, such as Brexit developments in the United Kingdom, trade disputes and increased tariffs between the United States and China, or other political or economic developments. For example, Brexit has created substantial economic and political uncertainty, the impact of which depends on the terms of the United Kingdom’s withdrawal from the European Union. This uncertainty may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory and cost challenges to our United Kingdom and global operations. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times and/or during times of rising interest rates, our customers may tighten their budgets and face issues in gaining timely access to sufficient and/or affordable credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.
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
As of December 31, 2018, we had 40 issued U.S. patents covering our technology and 95 patent applications pending for examination in the United States. Internationally, we had two issued patents and 15 pending patent applications as of December 31, 2018 including filings at the European Patent Office and in Canada and Australia. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
We spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert counterclaims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially viable. Any litigation, whether or not resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may adversely affect our business, results of operations, financial condition and cash flows.
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
We are and may be subject to disputes and litigation for a variety of claims, which could adversely affect our results of operations, harm our reputation or otherwise negatively impact our business.
In addition to intellectual property disputes, we are subject to other claims arising from our normal business activities. These include claims, lawsuits or proceedings involving labor and employment, wage and hour, commercial agreements, alleged securities laws violations or other investor claims and other matters. The outcome of any disputes or litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources and lead to attempts on the part of other parties to pursue similar claims. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or enter into royalty or licensing arrangements, which could adversely affect our results of operations and cash flows, harm our reputation or otherwise negatively impact our business.
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
We prepare our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). These accounting principles are subject to interpretation or changes by the Financial Accounting Standards Board ("FASB") and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. A change in accounting standards or practices could harm our operating results, reduce the comparability of our historical results and may even affect our reporting of transactions completed before the change is effective. Examples of new accounting pronouncements include the new revenue recognition standard, ASC 606, and the new lease accounting standard, ASC 842. We adopted ASC 606 effective January 1, 2018 on a modified retrospective basis. As further discussed in Note 2 of the accompanying notes to the consolidated financial statements, this standard significantly impacted our results for the year ended December 31, 2018 compared to prior years as it changed the way we recognize revenue and the timing of revenue recognition related to our on-premises term license agreements. Additionally, we will adopt ASC 842 using the modified retrospective transition method and apply a cumulative-effect balance sheet adjustment at the beginning of the first quarter of 2019. We expect the adoption of the new lease accounting standard will have a material impact to our consolidated balance sheet on the date of adoption, resulting in the recognition of significant right of use assets and operating lease liabilities. These or other changes to existing rules may harm our operating results and affect the comparability of our operating results and financial condition from period to period.
If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.
The majority of our sales contracts have historically been denominated in U.S. dollars. A strengthening of the U.S. dollar could increase the real cost of our software to our customers outside of the United States, which could adversely affect our business, results of operations, financial condition and cash flows. As we continue to expand our international operations, we could have more sales contracts denominated in currencies other than the U.S. dollar, which would increase our exposure to the effects of foreign currency rate fluctuations. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. Developments such as changes in U.S. trade policies and the outcome of the Brexit referendum have caused, and continue to cause, significant volatility in global stock markets and currency exchange rate fluctuations. We currently do not hedge our exposure to foreign currency exchange risks by engaging in foreign exchange hedging transactions, although we may do so in the future.
We are exposed to collection and credit risks, which could impact our operating results.
Our accounts receivable and contract assets are subject to collection and credit risks. These assets may include upfront purchase commitments for multiple years of subscription-based software licenses and maintenance services, which may be invoiced over multiple reporting periods increasing these risks. For example, our operating results may be impacted by significant bankruptcies among customers, which could negatively impact our revenues and cash flows. Although we have processes in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed.
Adverse economic or market conditions may harm our business or impact our investment portfolio.
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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, our Class A common stock's daily closing price on the New York Stock Exchange ranged from $77.82 to $132.96 during the 12-month period ended February 19, 2019. On February 19, 2019, the closing price of our Class A common stock was $126.97.
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

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	changes in our board of directors or management;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	lawsuits threatened or filed against us;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic and political conditions in the United States and abroad;

•	cyber-attacks or incidents; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
In addition, as of December 31, 2018, we had options outstanding that, if fully exercised, would result in the issuance of approximately 0.1 million and 1.8 million shares of Class A and Class B common stock, respectively. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
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
The dual class structure of our common stock and the existing ownership of capital stock by our founders have the effect of concentrating voting control with our founders for the foreseeable future, which will limit the ability of our other investors to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2018, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 60% of the voting power of our outstanding capital stock. Our founders collectively beneficially owned shares representing a majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our founders, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
Being a public company under these rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers or members of our board of directors, particularly to serve on our audit and compensation committees.
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
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. On April 26, 2018, our board of directors authorized us to repurchase up to an additional $300 million of our outstanding Class A common stock under our previously announced stock repurchase program. As of December 31, 2018, we had repurchased and retired 2,931,541 shares of our Class A common stock for a total of $220.0 million and were authorized to repurchase up to a remaining $280.0 million of our Class A common stock under the existing stock repurchase program. We cannot guarantee that our repurchase program will enhance long-term stockholder value. For example, the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program's effectiveness. Our repurchases of common stock could also affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, the program does not obligate us to repurchase any dollar amount or number of shares of common stock and may be modified, suspended or discontinued at any time, and any of which could cause the market price of our stock to decline.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease our principal executive offices, which are located in Seattle, Washington. We also lease additional space throughout North America, Europe and Asia Pacific. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
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

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock is listed on the New York Stock Exchange under the symbol "DATA." Our Class B common stock is not listed or traded on any stock exchange.
Issuer Purchases of Equity Securities
The following table sets forth for the indicated period, share repurchases of our Class A common stock.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2018 - January 31, 2018	—	$—	—	$100,000
February 1, 2018 - February 28, 2018	317,261	81.97	317,261	73,993
March 1, 2018 - March 31, 2018	48,899	81.82	48,899	69,992
April 1, 2018 - April 30, 2018	—	—	—	369,992
May 1, 2018 - May 31, 2018	274,955	95.48	274,955	343,741
June 1, 2018 - June 30, 2018	37,966	98.90	37,966	339,986
July 1, 2018 - July 31, 2018	—	—	—	339,986
August 1, 2018 - August 31, 2018	228,510	104.73	228,510	316,055
September 1, 2018 - September 30, 2018	53,877	112.75	53,877	309,981
October 1, 2018 - October 31, 2018	—	—	—	309,981
November 1, 2018 - November 30, 2018	198,690	112.73	198,690	287,582
December 1, 2018 - December 31, 2018	60,438	125.85	60,438	279,976
(1) All repurchases were made as part of our publicly announced stock repurchase program. On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $200 million of our outstanding Class A common stock. On April 26, 2018, our board of directors authorized us to repurchase up to an additional $300 million of our outstanding Class A common stock under our previously announced stock repurchase program. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. For further information regarding our stock repurchase program, see Note 6 of the accompanying notes to the consolidated financial statements.
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

Stockholders
As of February 19, 2019, there were eight stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 12 stockholders of record of our Class B common stock.
Stock Performance Graph
The following shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing.
This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Services Index. The chart assumes $100 was invested at the close of market on December 31, 2013, in our Class A common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Services Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
The closing price of our Class A common stock on December 31, 2018 was $120.00 per share.

Company/Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Tableau Software, Inc.	$100.00	$122.97	$136.69	$61.15	$100.39	$174.09
NASDAQ Composite Index	100.00	114.62	122.81	133.19	172.11	165.84
NASDAQ Computer & Data Processing Index	100.00	113.68	140.03	150.12	209.72	212.97

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2018 and 2017 and the consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2016, 2015 and 2014 and the consolidated statement of operations for the years ended December 31, 2015 and 2014 are derived from our audited consolidated financial statements and related notes which are not included in this report. We adopted the new revenue recognition accounting standard, ASC 606, effective January 1, 2018 on a modified retrospective basis. Financial results for 2018 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with amounts previously disclosed under ASC 605. The selected consolidated financial data below includes the presentation of financial results for 2018 under ASC 605 for comparison to the prior year. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

	Year Ended December 31,
	2018		2017	2016	2015	2014
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
License	$555,581	$498,050	$429,204	$481,659	$423,766	$279,944
Maintenance and services	599,771	484,899	447,855	345,284	229,821	132,672
Total revenues	1,155,352	982,949	877,059	826,943	653,587	412,616
Cost of revenues
License	21,407	20,923	13,534	7,003	3,852	1,211
Maintenance and services	121,217	121,731	100,025	92,087	69,833	35,774
Total cost of revenues (1)	142,624	142,654	113,559	99,090	73,685	36,985
Gross profit	1,012,728	840,295	763,500	727,853	579,902	375,631
Operating expenses
Sales and marketing (1)	593,786	620,554	517,446	476,506	356,723	216,672
Research and development (1)	382,886	382,886	334,148	302,759	204,131	110,923
General and administrative (1)	125,805	125,686	102,871	88,149	71,078	41,712
Total operating expenses	1,102,477	1,129,126	954,465	867,414	631,932	369,307
Operating income (loss)	(89,749)	(288,831)	(190,965)	(139,561)	(52,030)	6,324
Other income, net	17,872	17,826	12,266	2,134	1,223	858
Income (loss) before income tax expense	(71,877)	(271,005)	(178,699)	(137,427)	(50,807)	7,182
Income tax expense	5,165	6,233	6,861	7,022	32,893	1,309
Net income (loss)	$(77,042)	$(277,238)	$(185,560)	$(144,449)	$(83,700)	$5,873

Net income (loss) per share:
Basic	$(0.93)	$(3.36)	$(2.35)	$(1.92)	$(1.17)	$0.09
Diluted	$(0.93)	$(3.36)	$(2.35)	$(1.92)	$(1.17)	$0.08
Weighted average shares used to compute net income (loss) per share:
Basic	82,632	82,632	78,869	75,162	71,701	67,591
Diluted	82,632	82,632	78,869	75,162	71,701	74,319
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenues	$13,392	$11,029	$10,595	$7,031	$2,227
Sales and marketing	87,105	74,065	68,411	45,205	18,203
Research and development	111,965	104,280	91,044	55,269	20,794
General and administrative	26,269	20,909	15,662	11,963	5,794

	As of December 31,
	2018		2017	2016	2015	2014
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$653,022	$653,022	$627,878	$908,717	$795,900	$680,613
Short-term and long-term investments	395,633	395,633	375,151	—	—	—
Property and equipment, net	94,537	94,537	106,753	106,637	72,350	45,627
Working capital	867,143	546,658	526,489	722,903	672,138	629,987
Total assets	1,634,725	1,481,703	1,398,795	1,287,199	1,030,711	865,662
Deferred revenue, including long-term portion	394,198	605,640	447,484	312,473	198,511	129,810
Total liabilities	621,140	830,818	645,172	495,351	296,766	193,656
Total stockholders' equity	1,013,585	650,885	753,623	791,848	733,945	672,006

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
We were founded in January 2003, and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010, our first version of Tableau Online in July 2013 and our first version of Tableau Prep in April 2018. Building on our foundational technology innovations, we continue to expand and improve our platform. For example, in February 2019, we released Tableau 2019.1 which introduced Ask Data, which leverages natural language processing to enable users to ask questions in plain language and get a visual response in Tableau. Also in February 2019, we released Tableau Prep Conductor, a new product that enables organizations to schedule and manage self-service data preparation at scale. Tableau Prep Conductor is part of a new subscription offering called the Tableau Data Management Add-On.
Our products are used by people of diverse skill levels across all kinds of organizations, including Fortune 500 corporations, small and medium-sized businesses, government agencies, universities, research institutions and non-profits. As of December 31, 2018, we had over 86,000 customer accounts. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
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
We generate revenues primarily in the form of software license fees and related maintenance and services fees. Software license revenues include fees from the sales of perpetual, term and subscription licenses to new and existing customers. Revenues from term and subscription licenses have been increasing in recent periods as we have been transitioning to a more subscription-based business model. Revenues from term and subscription licenses include license revenues from Tableau Online, enterprise license agreements, term license sales and OEM arrangements. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total license revenues as demand from our customer base continues to shift to subscription-based products and as our customers enter into additional enterprise license agreements and renew their existing term and subscription license agreements.
Maintenance and services revenues primarily consist of revenues recognized from the sale of maintenance agreements (including support and unspecified upgrades and enhancements if and when they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably over the maintenance period. Our contracts with customers for on-premises software licenses include maintenance services, with the opportunity to renew maintenance service thereafter. Some customers provide purchase commitments upfront for multiple years of term or subscription software licenses and maintenance services. We expect that maintenance and services revenues will continue to increase as our customer base grows. We expect that this growth, combined with the shift to a more subscription-based business model, will result in a larger proportion of our total revenues that will be recognized from recurring sources.
We adopted the new revenue recognition accounting standard, ASC 606, effective January 1, 2018 on a modified retrospective basis. Our results of operations as presented within the following discussion and analysis includes financial results for reporting periods during 2018, which are disclosed in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. We have included additional information regarding the impacts from the adoption of the new revenue recognition standard for the year ended December 31, 2018 and included financial results during 2018 under ASC 605 for comparison to the prior year. Beginning in 2019, financial results for 2019 and future years will not be included on an ASC 605 basis. See Note 2 of the accompanying notes to the consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.
Our direct sales approach includes inside sales teams and field sales teams. We also sell our products through indirect sales channels including technology vendors, resellers, OEMs, ISV partners and distributors. We view these partners as an extension of our team, playing an integral role in our growth. We plan to continue to invest in our partner programs to help us enter into new markets and grow in new and existing markets while complementing our direct sales efforts.
With approximately 31% of our total ASC 606 revenues generated from customers located outside the United States and Canada for the year ended December 31, 2018, we believe there is significant opportunity to expand our international business. Our products currently support eight languages, and we are expanding our direct sales force and indirect sales channels outside the United States.
Our quarterly results reflect seasonality in the sale of our products and services. Historically, we believe a pattern of increased software license sales in the fourth quarter, as a result of industry buying patterns, has positively impacted total revenues in that period, which has resulted in low or negative sequential revenue growth in the first quarter of each fiscal year compared to the prior quarter. The impacts from our adoption of the new revenue recognition standard should be considered when comparing total ASC 606 revenues for the year ended December 31, 2018 to total ASC 605 revenues for the year ended December 31, 2017. We have presented total ASC 605 revenues for the year ended December 31, 2018 throughout this section for comparability against the prior period results.
We continue to expand our customer base. As of December 31, 2018, we had over 86,000 customer accounts compared to over 70,000 customer accounts as of December 31, 2017 and over 54,000 customer accounts as of December 31, 2016.
During the years ended December 31, 2018, 2017 and 2016, we closed 1,749, 1,593 and 1,549 sales transactions greater than $100,000, respectively. We anticipate that the quantity of sales transactions greater than $100,000 will continue to fluctuate on a quarter by quarter basis. This metric is impacted by our transition to a more subscription-based business model as the unit sales prices of term and subscription licenses are lower than comparable perpetual licenses.
We use Subscription Annual Recurring Revenue (“Subscription ARR”) and Total Annual Recurring Revenue (“Total ARR”) to assess the results of our transition to a more subscription-based business model. Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period. Subscription ARR includes term licenses and renewals, subscription enterprise license agreements and Tableau Online subscriptions and renewals, and excludes distribution OEM license agreements and perpetual-style enterprise license agreements. As of December 31, 2018, Subscription ARR was $443.2 million, up from $195.5 million as of December 31, 2017. Total ARR represents the annualized recurring value of all active contracts at the end of a reporting period. Total ARR includes Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period. As of December 31, 2018, Total ARR was $840.9 million, up from $596.2 million as of December 31, 2017.
We measure renewal rates for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our renewal rate is measured three months after the 12-month period ends to account for late renewals. Our renewal rate for the 12-month period ended September 30, 2018 was over 90%.

Factors Affecting Our Performance
We believe that our performance and future success are dependent upon a number of factors, including our ability to continue to expand and further penetrate our customer base; our ability to innovate and enhance our products; our ability to invest in our infrastructure; and shifts in the mix of term and subscription license sales versus perpetual license sales. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address. See the section of this report titled "Item 1A. Risk Factors."
Investment in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase adoption of our products within our existing customer base, both domestically and internationally. Our ability to increase adoption among existing customers is important to our business model. We operate in a rapidly growing analytics and business intelligence software market. We believe that we are well-positioned in the market to expand our customer base and to increase adoption of our products within and across our existing customers, including further adoption of our term and subscription software licenses. Our term and subscription license offerings, including our role-based subscription offerings introduced in 2018, reduce initial investment costs which allows customers to more easily deploy Tableau at scale. We expect revenues from term and subscription licenses to continue to become a larger percentage of our total license revenues as demand from our customer base continues to shift to subscription-based products and as our customers enter into additional enterprise license agreements and renew their existing term and subscription license agreements.
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
Investment in Innovation and Advancement of Our Products
Our performance is also dependent on the investments we make in our research and development ("R&D") efforts and in our ability to continue to innovate, improve our platform, adapt to new technologies or changes to existing technologies and allow our customers to prep and analyze data from a large and expanding range of data stores. We intend to continue to invest in product innovation and leadership, including hiring top technical talent, focusing on core technology innovation, integrating acquired technologies and maintaining an agile organization that supports rapid release cycles.
Investment in Infrastructure
We have made and expect to continue to make investments in our infrastructure to enhance and expand our operations. We expect to continue to open new offices internationally and domestically. Our international expansion efforts have resulted, and we expect will continue to result, in increased costs and are subject to a variety of risks, including those associated with communication and integration problems resulting from geographic dispersion, language and cultural differences as well as those associated with compliance with laws of multiple countries. Moreover, the investments we have made and will make in our international organization may not result in our expected benefits. We expect to rely on our current cash on hand and cash generated from our operations to fund these investments. These costs could adversely affect our operating results.
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
Our sales mix is also impacted by our continued transition to a more subscription-based business model. In April 2018, we introduced role-based subscription offerings to help organizations scale analytics. Our Tableau Creator, Explorer and Viewer subscriptions each provide tailored combinations of Tableau's analytical capabilities that are designed for different user needs, from sophisticated analysts to casual users.

Components of Operating Results
Revenues
License revenues. License revenues consist of revenues recognized from the sale of perpetual, term and subscription licenses to new and existing customers. Our on-premises software licenses are sold through both perpetual and term-based license agreements. We also generate license revenues from the sale of software OEM arrangements and from sales of Tableau Online, a cloud-based subscription, which allows customers to access our software during a contractual period without taking possession of the software. Revenues from our cloud-based subscriptions are included in license revenues. We adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2018 on a modified retrospective basis. The new revenue recognition standard materially impacts the way we recognize revenues related to our on-premises term-based software license agreements. See Note 2 of the accompanying notes to the consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.
Maintenance and services revenues. Maintenance and services revenues consist of revenues recognized from the sale of maintenance agreements (including support and unspecified upgrades and enhancements if and when they are available) and, to a lesser extent, for training and professional services. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably over the maintenance period. Our contracts with customers for on-premises software licenses include one year of maintenance services, with the opportunity to renew maintenance services thereafter. Some customers provide purchase commitments upfront for multiple years of term or subscription software licenses and maintenance services.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investment balances and gains and losses on foreign currency transactions.
Income Tax Expense (Benefit)
Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuation allowance against deferred tax assets, as applicable. Our provision for income taxes consists of federal, state and foreign taxes.
We generally conduct our international operations through wholly-owned subsidiaries, branches and representative offices. Our corporate structure and intercompany arrangements align with the international expansion of our business activities. We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. The application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine the manner in which we operate our business is not consistent with the manner in which we report our income to the jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Additionally, our future worldwide tax rate and financial position may be affected by changes in the relevant tax laws, interpretation of such tax laws or the influence of certain tax policy efforts of the European Union and the OECD.
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
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows could be affected.
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
Judgment is also required to determine standalone selling prices (“SSP”s) for each distinct performance obligation. We typically have more than one SSP for each of our products and services based on customer stratification, which is based on the size of the customer, their geographic region and market segment. For perpetual software licenses, we estimate SSPs by considering our pricing objectives and discounting practices. For our cloud-based subscriptions and for maintenance services, training and professional services, SSPs are generally observable using standalone sales and/or renewals. Our on-premises term-based software licenses generally do not have directly observable inputs for determining SSP. Therefore, we determine SSP using other observable inputs including customer-buying patterns, renewal rates and cumulative spend comparisons.
We evaluate contracts with customers that include options to purchase additional goods or services to determine whether the options give rise to a separate performance obligation that is material. If we determine the options give rise to a separate performance obligation that is material, the revenue allocated to such options is not recognized until the option is exercised or the option expires.
Our revenue recognition accounting policy under ASC 605 is included in Note 2 of the accompanying notes to the consolidated financial statements. We applied the revenue recognition accounting policy under ASC 605 to our disclosures in Note 8 of the accompanying notes to the consolidated financial statements, which include amounts presented for 2018.
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

Recent Accounting Pronouncements
The impacts of recently adopted accounting pronouncements and anticipated impacts of recent accounting pronouncements not yet adopted are discussed in Note 2 of the accompanying notes to the consolidated financial statements of this Annual Report on Form 10-K.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. We adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2018 on a modified retrospective basis. Our results of operations presented in the following tables include financial results for reporting periods during 2018, which are disclosed in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. We have included additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for 2018 and included financial results during 2018 under ASC 605 for comparison to the prior year. See Note 2 of the accompanying notes to the consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.

	Year Ended December 31,
	2018			2017	2016
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
Consolidated Statements of Operations Data:
Revenues
License	$555,581	$(57,531)	$498,050	$429,204	$481,659
Maintenance and services	599,771	(114,872)	484,899	447,855	345,284
Total revenues	1,155,352	(172,403)	982,949	877,059	826,943
Cost of revenues
License	21,407	(484)	20,923	13,534	7,003
Maintenance and services	121,217	514	121,731	100,025	92,087
Total cost of revenues (1)	142,624	30	142,654	113,559	99,090
Gross profit	1,012,728	(172,433)	840,295	763,500	727,853
Operating expenses
Sales and marketing (1)	593,786	26,768	620,554	517,446	476,506
Research and development (1)	382,886	—	382,886	334,148	302,759
General and administrative (1)	125,805	(119)	125,686	102,871	88,149
Total operating expenses	1,102,477	26,649	1,129,126	954,465	867,414
Operating loss	(89,749)	(199,082)	(288,831)	(190,965)	(139,561)
Other income, net	17,872	(46)	17,826	12,266	2,134
Loss before income tax expense	(71,877)	(199,128)	(271,005)	(178,699)	(137,427)
Income tax expense	5,165	1,068	6,233	6,861	7,022
Net loss	$(77,042)	$(200,196)	$(277,238)	$(185,560)	$(144,449)
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenues	$13,392	$11,029	$10,595
Sales and marketing	87,105	74,065	68,411
Research and development	111,965	104,280	91,044
General and administrative	26,269	20,909	15,662

	Year Ended December 31,
	2018		2017	2016
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(as a percentage of total revenues)
Consolidated Statements of Operations Data:
Revenues
License	48.1%	50.7%	48.9%	58.2%
Maintenance and services	51.9%	49.3%	51.1%	41.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
License	1.9%	2.1%	1.5%	0.8%
Maintenance and services	10.5%	12.4%	11.4%	11.1%
Total cost of revenues	12.3%	14.5%	12.9%	12.0%
Gross profit	87.7%	85.5%	87.1%	88.0%
Operating expenses
Sales and marketing	51.4%	63.1%	59.0%	57.6%
Research and development	33.1%	39.0%	38.1%	36.6%
General and administrative	10.9%	12.8%	11.7%	10.7%
Total operating expenses	95.4%	114.9%	108.8%	104.9%
Operating loss	(7.8)%	(29.4)%	(21.8)%	(16.9)%
Other income, net	1.5%	1.8%	1.4%	0.3%
Loss before income tax expense	(6.2)%	(27.6)%	(20.4)%	(16.6)%
Income tax expense	0.4%	0.6%	0.8%	0.8%
Net loss	(6.7)%	(28.2)%	(21.2)%	(17.5)%
Comparison of Years Ended December 31, 2018, 2017 and 2016
Revenues

	Year Ended December 31,
	2018		2017	2016	2017 to 2018 % Change	2017 to 2018 % Change	2016 to 2017 % Change
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption	As Reported
	(dollars in thousands)
Revenues
License	$555,581	$498,050	$429,204	$481,659	29.4%	16.0%	(10.9)%
Maintenance and services	599,771	484,899	447,855	345,284	33.9%	8.3%	29.7%
Total revenues	$1,155,352	$982,949	$877,059	$826,943	31.7%	12.1%	6.1%
Year ended December 31, 2018 compared to December 31, 2017. Total ASC 605 revenues increased $105.9 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to increased demand for our products and services from new and existing customers both domestically and internationally. We continue to see strong demand from large customers that have been expanding to thousands or tens of thousands of users. These expansions have been further enabled by our role-based offerings. As of December 31, 2018, we had over 86,000 customer accounts compared to over 70,000 customer accounts as of December 31, 2017.

ASC 605 license revenues increased $68.8 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in ASC 605 license revenues was impacted by the continued growth in customer demand for our term and subscription licenses. Revenues from term and subscription licenses represented approximately 63% of total ASC 605 license revenues during the year ended December 31, 2018 compared to approximately 28% during the year ended December 31, 2017. Our term and subscription licenses have lower unit sales prices and were generally recognized ratably under ASC 605 compared to our perpetual licenses, which have comparably higher unit sales prices and were recognized upfront under ASC 605. The growth in customer demand for our term and subscription licenses also increased the amount of amortized license revenues recognized under ASC 605 during the year ended December 31, 2018 compared to the year ended December 31, 2017. ASC 605 maintenance and services revenues increased $37.0 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 driven by our growing customer base.
Total ASC 606 revenues were $1.16 billion for the year ended December 31, 2018 compared to total ASC 605 revenues of $982.9 million. The new revenue recognition standard materially impacts the timing of revenue recognition related to our on-premises term license agreements. Prior to our adoption of the new revenue recognition standard, we historically recognized revenue under ASC 605 related to on-premises term license agreements ratably over the term of the licensing agreement. These revenues were then included in license revenues. Under the new revenue recognition standard, revenue allocable to the license portion of the arrangement is recognized in license revenues upon delivery of the license. Revenues allocated to maintenance services continue to be recognized ratably and are included in maintenance and services revenues.
Year ended December 31, 2017 compared to December 31, 2016. Total revenues increased $50.1 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Growth in total revenues was largely related to increased maintenance and services revenues from our growing customer base. For example, as of December 31, 2017, we had over 70,000 customer accounts compared to over 54,000 customer accounts as of December 31, 2016.
License revenues decreased $52.5 million during year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in license revenues was primarily due to the changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses. Revenues from term and subscription licenses represented approximately 28% of total license revenues for the year ended December 31, 2017 compared to 10% for the year ended December 31, 2016. Maintenance and services revenues increased $102.6 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in maintenance and service revenues was primarily due to our growing customer base.
Cost of Revenues and Gross Margin

	Year Ended December 31,
	2018		2017	2016	2017 to 2018 % Change	2017 to 2018 % Change	2016 to 2017 % Change
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption	As Reported
	(dollars in thousands)
Cost of revenues
License	$21,407	$20,923	$13,534	$7,003	58.2%	54.6%	93.3%
Maintenance and services	121,217	121,731	100,025	92,087	21.2%	21.7%	8.6%
Total cost of revenues	$142,624	$142,654	$113,559	$99,090	25.6%	25.6%	14.6%

	Year Ended December 31,
	2018		2017	2016
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
Gross margin
License	96.1%	95.8%	96.8%	98.5%
Maintenance and services	79.8%	74.9%	77.7%	73.3%
Total gross margin	87.7%	85.5%	87.1%	88.0%
Year ended December 31, 2018 compared to December 31, 2017. Total ASC 605 cost of revenues increased $29.1 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was largely related to an increase in personnel-related costs to support the delivery of our maintenance and services and to support Tableau Online of $20.7 million, which includes a $2.4 million increase in stock-based compensation expense. Our total number of technical support and services headcount increased to 548 employees as of December 31, 2018 from 460 employees as of December 31, 2017. The remainder of the increase in total ASC 605 cost of revenues was primarily attributable to a $5.5 million increase in allocated overhead, which includes facilities related costs. The decrease in total ASC 605 gross margin for the year ended December 31, 2018 as compared to the total gross margin for the year ended December 31, 2017 was primarily due to the increase in personnel-related costs and our transition to a more subscription-based business model, which impacted our revenue growth. Cost of revenues under ASC 605 did not differ materially from cost of revenues under ASC 606 during the year ended December 31, 2018.
Year ended December 31, 2017 compared to December 31, 2016. Total cost of revenues increased $14.5 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was largely related to a $9.7 million increase in personnel-related costs to support the delivery of our maintenance and services and to support Tableau Online. Our total number of technical support and services headcount increased to 460 employees as of December 31, 2017 from 405 employees as of December 31, 2016. The remainder of the increase in total cost of revenues was primarily attributable to a $2.8 million increase in allocated overhead, which includes facilities-related costs. The decrease in total gross margin for the year ended December 31, 2017 as compared to the total gross margin for the year ended December 31, 2016 was primarily due to continued investment in hosting Tableau Online. Gross margin related to maintenance and services revenues improved during 2017 due to scale. The expansion of our customer base resulted in a higher growth rate for maintenance and services revenues as compared to the costs to support our maintenance and services revenues.
Operating Expenses

	Year Ended December 31,
	2018		2017	2016	2017 to 2018 % Change	2017 to 2018 % Change	2016 to 2017 % Change
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption	As Reported
	(dollars in thousands)
Operating expenses
Sales and marketing	$593,786	$620,554	$517,446	$476,506	14.8%	19.9%	8.6%
Research and development	382,886	382,886	334,148	302,759	14.6%	14.6%	10.4%
General and administrative	125,805	125,686	102,871	88,149	22.3%	22.2%	16.7%
Total operating expenses	$1,102,477	$1,129,126	$954,465	$867,414	15.5%	18.3%	10.0%

Sales and Marketing
Year ended December 31, 2018 compared to December 31, 2017. ASC 605 sales and marketing expenses increased $103.1 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was largely related to an increase in compensation expense of $78.1 million, which includes a $13.0 million increase in stock-based compensation expense, primarily resulting from headcount growth as we expanded our sales organization both domestically and internationally. Our sales and marketing headcount increased to 1,842 employees as of December 31, 2018 compared to 1,523 employees as of December 31, 2017. The remainder of the increase in ASC 605 sales and marketing expenses was primarily attributable to a $18.3 million increase in marketing and travel-related costs for marketing promotions, customer events and advertising that promoted our brand and created market awareness for our technology offerings both domestically and internationally. There was also a $4.1 million increase in allocated overhead, which includes facilities related costs.
ASC 606 sales and marketing expenses were $593.8 million for the year ended December 31, 2018 compared to ASC 605 sales and marketing expenses of $620.6 million. The difference of $26.8 million relates to the net impacts from the deferral of sales compensation expense under ASC 606. All of our sales compensation costs are expensed as incurred under ASC 605.
Year ended December 31, 2017 compared to December 31, 2016. Sales and marketing expenses increased $40.9 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was largely related to an increase in compensation expense of $32.0 million, which includes a $5.7 million increase in stock-based compensation expense, primarily resulting from headcount growth and incentive compensation changes related to subscription offerings introduced in the first quarter of 2017. Our sales and marketing headcount increased to 1,523 employees as of December 31, 2017 compared to 1,407 employees as of December 31, 2016. The remainder of the increase was primarily attributable to an $8.9 million increase for marketing promotions and advertising to promote our brand and create market awareness for our technology offerings both domestically and internationally.
Research and Development
Year ended December 31, 2018 compared to December 31, 2017. R&D expenses increased $48.7 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was largely related to an increase in compensation expense of $45.2 million, which includes a $7.7 million increase in stock-based compensation expense, primarily resulting from headcount growth as part of our focus on further developing and enhancing our products. Our R&D headcount increased to 1,125 employees as of December 31, 2018 compared to 968 employees as of December 31, 2017. R&D expenses under ASC 605 did not differ materially from R&D expenses under ASC 606 during the year ended December 31, 2018.
Year ended December 31, 2017 compared to December 31, 2016. R&D expenses increased $31.4 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was largely related to an increase in compensation expense of $29.8 million, which includes a $13.2 million increase in stock-based compensation expense, primarily resulting from headcount growth. Our R&D headcount increased to 968 employees as of December 31, 2017 compared to 912 employees as of December 31, 2016.
General and Administrative
Year ended December 31, 2018 compared to December 31, 2017. ASC 605 general and administrative expenses increased $22.8 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was largely related to an increase in compensation expense of $15.7 million, which includes a $5.4 million increase in stock-based compensation expense, primarily resulting from headcount growth. Our general and administrative headcount increased to 377 employees as of December 31, 2018 compared to 298 employees as of December 31, 2017. The remainder of the increase in ASC 605 general and administrative expenses was primarily attributable to a $4.1 million increase in outsourced professional service fees related to the growth of our business as we expand our operations and infrastructure both domestically and internationally. General and administrative expenses under ASC 605 did not differ materially from general and administrative expenses under ASC 606 during the year ended December 31, 2018.
Year ended December 31, 2017 compared to December 31, 2016. General and administrative expenses increased $14.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was largely related to an increase in compensation expense of $10.0 million, which includes a $5.2 million increase in stock-based compensation expense, primarily resulting from headcount growth. Our general and administrative headcount increased to 298 employees as of December 31, 2017 compared to 273 employees as of December 31, 2016.

Other Income, Net

	Year Ended December 31,
	2018		2017	2016
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
Other income, net	$17,872	$17,826	$12,266	$2,134
Year ended December 31, 2018 compared to December 31, 2017. Other income, net increased primarily due to an increase in interest income earned on our cash equivalent and investment balances, driven by rising interest rates. Other income, net was also impacted by losses associated with foreign currency transactions. Foreign currency transaction gains (losses) were $(0.5) million and $4.1 million for the years ended December 31, 2018 and 2017, respectively. Other income, net under ASC 605 did not differ materially from other income, net under ASC 606 during the year ended December 31, 2018.
Year ended December 31, 2017 compared to December 31, 2016. Other income, net increased primarily due to an increase in interest income attributable to our investments in available-for-sale securities and rising interest rates. Other income, net also increased to a lesser extent due to an increase in gains associated with foreign currency transactions.
Income Tax Expense

	Year Ended December 31,
	2018		2017	2016
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
Income tax expense	$5,165	$6,233	$6,861	$7,022
Effective tax rate	(7.2)%	(2.3)%	(3.8)%	(5.1)%
Year ended December 31, 2018 compared to December 31, 2017. Our ASC 605 effective tax rate for the year ended December 31, 2018 was (2.3)% compared to (3.8)% for the year ended December 31, 2017. The year-over-year change in the effective tax rate is primarily due to an increase in the year-over-year loss before income tax expense in jurisdictions where a tax benefit is not available and an increase in the excess tax benefit from stock-based compensation in jurisdictions where a tax benefit is available.
Our ASC 606 effective tax rate for the year ended December 31, 2018 was (7.2)% compared to (3.8)% for the year ended December 31, 2017. The year-over-year change in the effective tax rate is primarily due to a decrease in the year-over-year loss before income tax expense in jurisdictions where a tax benefit is not available following the adoption of ASC 606. The difference in effective tax rates between ASC 606 and ASC 605 is primarily attributable to the differences in the amount of revenue recognized under ASC 606 compared to ASC 605. See Note 10 of the accompanying notes to the consolidated financial statements for additional information.
Year ended December 31, 2017 compared to December 31, 2016. Our effective tax rate for the year ended December 31, 2017 was (3.8)% compared to (5.1)% for the year ended December 31, 2016. The year-over-year change in the effective tax rate is primarily due to an increase in the year-over-year loss before income tax expense in jurisdictions where a tax benefit is not available. See Note 10 of the accompanying notes to the consolidated financial statements for additional information.
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
Non-GAAP financial information is adjusted for a tax rate equal to our estimated tax rate on non-GAAP income over a three-year financial projection. This long-term rate is based on our estimated annual GAAP income tax rate forecast, adjusted to account for items excluded from GAAP income in calculating the non-GAAP financial measures. To determine this long-term non-GAAP tax rate, we evaluate a three-year financial projection that excludes the impact of non-cash stock-based compensation expense and expense related to amortization of acquired intangible assets. The long-term non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The long-term non-GAAP tax rate applied to the full year ended December 31, 2018 was 20%. The long-term non-GAAP tax rate applied to the full years ended December 31, 2017 and 2016 was 30%. We applied these same non-GAAP tax rates to our financial results presented in accordance with ASC 606 and ASC 605. The long-term non-GAAP tax rates assume our deferred income tax assets will be realized based upon projected future taxable income excluding stock-based compensation expense. We anticipate using the long-term non-GAAP tax rate of 20% applied to the full year ended December 31, 2018 in future periods and may provide updates to this rate on an annual basis, or more frequently if material changes occur.
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
Our non-GAAP financial measures may not provide information that is directly comparable to information provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial measures differently. In addition, there are limitations in using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Because of the significant impact of the adoption of ASC 606 on our results of operations, our non-GAAP financial measures for the year ended December 31, 2018 (computed in accordance with ASC 606) are not as comparable to our non-GAAP financial measures for the years ended December 31, 2017 and 2016 (computed in accordance with ASC 605). The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge our investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.

The following table summarizes our non-GAAP financial measures:

	Year Ended December 31,
	2018		2017	2016
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(dollars in thousands)
Non-GAAP gross profit	$1,027,902	$855,469	$775,329	$738,771
Non-GAAP gross margin	89.0%	87.0%	88.4%	89.3%
Non-GAAP operating income (loss)	$150,764	$(48,318)	$20,118	$46,474
Non-GAAP operating margin	13.0%	(4.9)%	2.3%	5.6%
Non-GAAP net income (loss)	$134,909	$(24,394)	$22,669	$34,026
Free cash flow	$134,250	$134,340	$165,044	$116,530
The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Year Ended December 31,
	2018		2017	2016
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
Gross profit	$1,012,728	$840,295	$763,500	$727,853
Excluding: Stock-based compensation expense attributable to cost of revenues	13,392	13,392	11,029	10,595
Excluding: Amortization of acquired intangible assets	1,782	1,782	800	323
Non-GAAP gross profit	$1,027,902	$855,469	$775,329	$738,771
The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Year Ended December 31,
	2018		2017	2016
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
Gross margin	87.7%	85.5%	87.1%	88.0%
Excluding: Stock-based compensation expense attributable to cost of revenues	1.2%	1.4%	1.3%	1.3%
Excluding: Amortization of acquired intangible assets	0.2%	0.2%	0.1%	0.0%
Non-GAAP gross margin	89.0%	87.0%	88.4%	89.3%

The following table presents the reconciliation of operating loss to non-GAAP operating income (loss):

	Year Ended December 31,
	2018		2017	2016
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
Operating loss	$(89,749)	$(288,831)	$(190,965)	$(139,561)
Excluding: Stock-based compensation expense	238,731	238,731	210,283	185,712
Excluding: Amortization of acquired intangible assets	1,782	1,782	800	323
Non-GAAP operating income (loss)	$150,764	$(48,318)	$20,118	$46,474
The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Year Ended December 31,
	2018		2017	2016
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
Operating margin	(7.8)%	(29.4)%	(21.8)%	(16.9)%
Excluding: Stock-based compensation expense	20.7%	24.3%	24.0%	22.5%
Excluding: Amortization of acquired intangible assets	0.2%	0.2%	0.1%	0.0%
Non-GAAP operating margin	13.0%	(4.9)%	2.3%	5.6%
The following tables present the reconciliation of net loss to non-GAAP net income (loss) and non-GAAP net income (loss) per basic and diluted common share:

	Year Ended December 31,
	2018		2017	2016
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands, except per share amounts)
Net loss	$(77,042)	$(277,238)	$(185,560)	$(144,449)
Excluding: Stock-based compensation expense	238,731	238,731	210,283	185,712
Excluding: Amortization of acquired intangible assets	1,782	1,782	800	323
Income tax adjustments	(28,562)	12,331	(2,854)	(7,560)
Non-GAAP net income (loss)	$134,909	$(24,394)	$22,669	$34,026

Weighted average shares used to compute non-GAAP basic net income (loss) per share	82,632	82,632	78,869	75,162
Effect of potentially dilutive shares: stock awards	4,096	—	4,092	4,783
Weighted average shares used to compute non-GAAP diluted net income (loss) per share	86,728	82,632	82,961	79,945

Non-GAAP net income (loss) per share
Basic	$1.63	$(0.30)	$0.29	$0.45
Diluted	$1.56	$(0.30)	$0.27	$0.43

The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Year Ended December 31,
	2018		2017	2016
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
Net cash provided by operating activities	$154,696	$154,786	$226,867	$177,262
Less: Purchases of property and equipment	(20,446)	(20,446)	(61,823)	(60,732)
Free cash flow	$134,250	$134,340	$165,044	$116,530
Net cash used in investing activities	$(51,664)	$(51,664)	$(461,962)	$(77,131)
Net cash provided by (used in) financing activities	$(75,314)	$(75,314)	$(41,135)	$14,347
Effect of exchange rate changes on cash and cash equivalents	$(2,574)	$(2,664)	$(4,609)	$(1,661)
Non-GAAP Operating Income (Loss)
ASC 605 non-GAAP operating loss for 2018 was $48.3 million compared to a non-GAAP operating income of $20.1 million in 2017. The difference was primarily due to increases in our operating expenses relative to our total ASC 605 revenues. Increases in operating expenses were largely related to additional compensation expense, primarily resulting from headcount growth. Our ASC 605 revenue growth in 2018 was impacted by changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses. Under ASC 605, revenues from perpetual licenses are generally recognized upfront whereas revenues from term and subscription license sales are generally recognized ratably. In addition, unit sales prices for term and subscription licenses are lower than comparable perpetual licenses.
ASC 606 non-GAAP operating income for 2018 was $150.8 million compared to an ASC 605 non-GAAP operating loss of $48.3 million. The difference in the amount of non-GAAP operating income (loss) under ASC 606 compared to ASC 605 relates to differences in the amount of revenue recognized under ASC 606 compared to ASC 605 and the net impacts from the deferral of certain sales commission costs under ASC 606.
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
Non-GAAP Net Income (Loss)
ASC 605 non-GAAP net loss for 2018 was $24.4 million compared to a non-GAAP net income of $22.7 million in 2017. The difference was primarily attributable to the increase in non-GAAP operating loss.
ASC 606 non-GAAP net income for 2018 was $134.9 million compared to an ASC 605 non-GAAP net loss of $24.4 million. The difference in the amount of non-GAAP net income (loss) under ASC 606 compared to ASC 605 relates to differences in the amount of revenue recognized under ASC 606 compared to ASC 605 and the net impacts from the deferral of certain sales commission costs under ASC 606.
Non-GAAP net income decreased from 2016 to 2017 primarily due to decreases in non-GAAP operating income.
Free Cash Flow
ASC 606 free cash flow for 2018 was $134.3 million compared to free cash flow of $165.0 million in 2017. The decrease was primarily attributable to the decrease in net cash provided by operating activities, partially offset by the decrease in cash used for capital expenditures. ASC 606 free cash flow did not differ materially from ASC 605 free cash flow.
Free cash flow increased from 2016 to 2017 due to an increase in net cash provided by operating activities.

Liquidity and Capital Resources
As of December 31, 2018, we had cash and cash equivalents totaling $653.0 million, investments of $395.6 million, accounts receivable, net of $236.1 million and $867.1 million of working capital under ASC 606.
As of December 31, 2018, our cash and cash equivalents and short-term investments were held for working capital purposes and were held in cash deposits, money market funds, commercial paper, U.S. treasury securities, U.S. agency securities and corporate bonds. We intend to continue making capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced product and services offerings and the continued market acceptance of our products.
The following tables show our cash and cash equivalents and investments and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$653,022	$627,878
Short-term investments	369,355	226,787
Long-term investments	26,278	148,364

	Year Ended December 31,
	2018	2017	2016
	As Reported (ASC 606)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
Net cash provided by operating activities	$154,696	$226,867	$177,262
Net cash used in investing activities	(51,664)	(461,962)	(77,131)
Net cash provided by (used in) financing activities	(75,314)	(41,135)	14,347
Effect of exchange rate changes	(2,574)	(4,609)	(1,661)
Net increase (decrease) in cash and cash equivalents	$25,144	$(280,839)	$112,817
Operating Activities
Net cash provided by operating activities was $154.7 million for the year ended December 31, 2018, as a result of a ASC 606 net loss of $77.0 million, adjusted for stock-based compensation expense of $238.7 million and non-cash depreciation and amortization expense of $35.8 million related to property and equipment and intangible assets. Net cash provided by operating activities was also impacted by a $36.5 million increase in accounts receivable, net, a $56.6 million increase in deferred revenue adjusted for the impact of the $105.9 million reduction to the opening balance resulting from the adoption of ASC 606, a $38.4 million increase in accounts payable and accrued liabilities, and a $95.3 million increase in prepaid expenses and other assets adjusted for the impact of the $66.3 million increase to the opening balance resulting from the adoption of ASC 606. The increase in stock-based compensation expense was primarily related to headcount growth. The increases to accounts receivable, net and deferred revenue were primarily due to an increase in sales transactions. Accounts receivable, net, was also impacted by our transition to a more subscription-based business model. Fluctuations in accounts receivable, net are impacted by purchase commitments from customers upfront for multiple years of subscription-based software licenses and maintenance services, which may be invoiced over multiple reporting periods. The increase in accounts payable and accrued liabilities was primarily due to the timing of payments and to an increase in accrued compensation costs resulting from headcount growth. The increase in prepaid expenses and other assets was primarily due to an increase in our contract assets balance resulting from revenue recorded during the period under ASC 606 that was not yet contractually billable. The increase in prepaid expenses and other assets was also impacted by the deferral of sales commission costs under ASC 606.
Net cash provided by operating activities was $226.9 million for the year ended December 31, 2017, as a result of a net loss of $185.6 million, adjusted for stock-based compensation expense of $210.3 million and non-cash depreciation and amortization expense of $44.7 million related to capital expenditures. Net cash provided by operating activities was also impacted by a $12.5 million decrease in accounts receivable, net, a $123.9 million increase in deferred revenue and a $13.5 million increase in accounts payable and accrued liabilities. The increase in stock-based compensation expense was primarily related to headcount growth. The increase in deferred revenue was primarily due to increased sales of maintenance agreements and an increase in term and subscription license sales, which have ratable revenue recognition under ASC 605. The increase in accounts payable and accrued liabilities was primarily due to an increase in accrued compensation costs resulting from headcount growth and incentive compensation changes related to the introduction of our subscription offerings in 2017. The decrease in accounts receivable, net was primarily due to strong collections and changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses. Perpetual licenses are generally billed upfront whereas term and subscription license sales are generally billed annually. In addition, unit sales prices for term and subscription licenses are lower than comparable perpetual licenses.
Net cash provided by operating activities was $177.3 million for the year ended December 31, 2016, as a result of a net loss of $144.4 million, adjusted for stock-based compensation expense of $185.7 million and non-cash depreciation and amortization expense of $43.0 million related to capital expenditures. Net cash provided by operating activities was also impacted by a $78.2 million increase in accounts receivable, net, a $19.0 million increase in prepaid expenses and other assets, a $116.9 million increase in deferred revenue and a $71.2 million increase in accounts payable and accrued liabilities. The increase in stock-based compensation expense was primarily related to headcount growth. The increase in deferred revenue was primarily due to increased sales of maintenance agreements and an increase in term and subscription license sales, which have ratable revenue recognition. The increase in prepaid expenses and other assets and accounts payable and accrued liabilities was primarily due to an increase in expenditures based on growth in the business and employee contributions under our 2013 Employee Stock Purchase Plan ("2013 ESPP"). The increase in accounts receivable, net was primarily due to revenue growth.
Investing Activities
Net cash used in investing activities was $51.7 million for the year ended December 31, 2018. The cash used for this period was attributable to purchases of investments of $285.3 million, offset by maturities of investments of $262.8 million. Cash used in investing activities was also impacted by capital expenditures to support the growth of our business of $20.4 million, and $10.9 million, net of cash acquired, used to purchase Empirical Systems, Inc., a privately-held Delaware corporation.
Net cash used in investing activities was $462.0 million for the year ended December 31, 2017. The cash used for this period was primarily attributable to purchases of investments of $421.7 million, partially offset by maturities of investments of $30.6 million and sales of investments of $14.9 million. Net cash used in investing activities was also impacted by the $24.0 million, net of cash acquired, used to purchase Argo Technologies Corp., a privately-held Delaware corporation, and $61.8 million in capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Net cash used in investing activities was $77.1 million for the year ended December 31, 2016. The cash used for this period was primarily attributable to $16.4 million paid to acquire Hyper and $60.7 million in capital expenditures to support the growth of our business, including hardware, software, office equipment and leasehold improvements.
Financing Activities
Net cash used in financing activities was $75.3 million for the year ended December 31, 2018 as a result of repurchases of common stock under our stock repurchase program of $120.0 million, partially offset by proceeds of $34.2 million from the purchases of stock under our 2013 ESPP and $10.5 million from the exercise of stock options.
Net cash used in financing activities was $41.1 million for the year ended December 31, 2017 as a result of repurchases of common stock under our stock repurchase program of $80.0 million, partially offset by proceeds of $26.5 million from the purchases of stock under our 2013 ESPP and $12.4 million from the exercise of stock options.

Net cash provided by financing activities was $14.3 million for the year ended December 31, 2016 as a result of proceeds of $22.4 million from the purchase of stock under our 2013 ESPP and $11.9 million from the exercise of stock options, partially offset by repurchases of common stock under our stock repurchase program of $20.0 million.
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
During the year ended December 31, 2018, we repurchased 1,220,596 shares of our outstanding Class A common stock, at an average price of $98.33 per share for $120.0 million. During the year ended December 31, 2017, we repurchased 1,264,428 shares of our outstanding Class A common stock, at an average price of $63.26 per share for $80.0 million. During the year ended December 31, 2016, we repurchased 446,517 shares of our outstanding Class A common stock at an average price of $44.81 per share for $20.0 million. All repurchases were made in open market transactions using cash on hand and all of the shares repurchased were retired. As of December 31, 2018, we were authorized to repurchase a remaining $280.0 million of our Class A common stock under our repurchase program.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Obligations and Commitments
The following table represents our contractual obligations as of December 31, 2018:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations (1)	$346,444	$34,657	$83,064	$91,894	$136,829
Contractual commitments	42,631	24,295	18,140	196	—
(1) Amounts represent our operating lease obligations, net of total expected sublease receipts of $20.0 million.
As of December 31, 2018, our principal obligations consisted of obligations outstanding under operating leases. We lease our facilities under operating leases that expire at various dates through 2030. See Note 11 and Note 16 of the accompanying notes to the consolidated financial statements for additional information on our operating leases.
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
As of December 31, 2018, we had approximately $3.1 million of recorded liabilities pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. As we are unable to make reasonably reliable estimates of the timing of any cash payments to the tax authorities as a result of future settlements, these obligations are not included in the table. See Note 10 of the accompanying notes to the consolidated financial statements for additional information on our uncertain tax positions.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.
Interest Rate Risk
We had cash equivalents and investments of $1.01 billion as of December 31, 2018. Cash equivalents and investments were invested primarily in money market funds, commercial paper, U.S. treasury securities, U.S. agency securities and corporate bonds. We hold our cash equivalents and short-term investments for working capital purposes. The primary objective of our investment activities is to preserve principal and maintain liquidity while maximizing total return.
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Our future interest income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, because we classify our investments as “available-for-sale,” no gains or losses due to changes in interest rates are recognized in net income unless such investments are sold prior to maturity or declines in fair value are determined to be other-than-temporary. As of December 31, 2018, a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Most of our revenues are generated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements. To date, we have not engaged in any foreign currency hedging strategies. As our international operations grow, we may generate revenues in other foreign currencies, and we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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

TABLEAU SOFTWARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Tableau Software, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tableau Software, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 22, 2019

We have served as the Company's auditor since 2006.

TABLEAU SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$653,022	$627,878
Short-term investments	369,355	226,787
Accounts receivable, net	236,063	203,366
Prepaid expenses and other current assets	155,012	30,514
Income taxes receivable	2,268	673
Total current assets	1,415,720	1,089,218
Long-term investments	26,278	148,364
Property and equipment, net	94,537	106,753
Goodwill	42,530	35,083
Deferred income taxes	4,733	5,287
Other long-term assets	50,927	14,090
Total assets	$1,634,725	$1,398,795
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,652	$4,448
Accrued compensation and employee-related benefits	105,155	96,390
Other accrued liabilities	55,896	37,722
Income taxes payable	2,982	4,743
Deferred revenue	377,892	419,426
Total current liabilities	548,577	562,729
Deferred revenue	16,306	28,058
Other long-term liabilities	56,257	54,385
Total liabilities	621,140	645,172
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 11,042,131 and 14,492,846 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1	1
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 73,314,823 and 65,969,499 shares issued and outstanding as of December 31, 2018 and 2017, respectively	7	7
Additional paid-in capital	1,340,628	1,168,563
Accumulated other comprehensive loss	(11,458)	(11,991)
Accumulated deficit	(315,593)	(402,957)
Total stockholders' equity	1,013,585	753,623
Total liabilities and stockholders' equity	$1,634,725	$1,398,795

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Revenues
License	$555,581	$429,204	$481,659
Maintenance and services	599,771	447,855	345,284
Total revenues	1,155,352	877,059	826,943
Cost of revenues
License	21,407	13,534	7,003
Maintenance and services	121,217	100,025	92,087
Total cost of revenues (1)	142,624	113,559	99,090
Gross profit	1,012,728	763,500	727,853
Operating expenses
Sales and marketing (1)	593,786	517,446	476,506
Research and development (1)	382,886	334,148	302,759
General and administrative (1)	125,805	102,871	88,149
Total operating expenses	1,102,477	954,465	867,414
Operating loss	(89,749)	(190,965)	(139,561)
Other income, net	17,872	12,266	2,134
Loss before income tax expense	(71,877)	(178,699)	(137,427)
Income tax expense	5,165	6,861	7,022
Net loss	$(77,042)	$(185,560)	$(144,449)

Net loss per share:
Basic	$(0.93)	$(2.35)	$(1.92)
Diluted	$(0.93)	$(2.35)	$(1.92)

Weighted average shares used to compute net loss per share:
Basic	82,632	78,869	75,162
Diluted	82,632	78,869	75,162
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenues	$13,392	$11,029	$10,595
Sales and marketing	87,105	74,065	68,411
Research and development	111,965	104,280	91,044
General and administrative	26,269	20,909	15,662

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net loss	$(77,042)	$(185,560)	$(144,449)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(937)	(12,920)	950
Net unrealized loss on available-for-sale securities	(213)	(664)	—
Comprehensive loss	$(78,192)	$(199,144)	$(143,499)

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(in thousands, except share information)
Balances as of December 31, 2015	73,204,464	$7	$805,804	$643	$(72,509)	$733,945
Issuance of common stock	3,960,475	1	34,356	—	—	34,357
Repurchase of common stock	(446,517)	—	(20,009)	—	—	(20,009)
Stock-based compensation expense	—	—	185,712	—	—	185,712
Excess tax benefit from stock-based compensation	—	—	1,342	—	—	1,342
Other comprehensive income, net	—	—	—	950	—	950
Net loss	—	—	—	—	(144,449)	(144,449)
Balances as of December 31, 2016	76,718,422	8	1,007,205	1,593	(216,958)	791,848
Cumulative effect of a change in accounting principle related to stock-based compensation	—	—	439	—	(439)	—
Issuance of common stock	5,008,351	—	38,856	—	—	38,856
Repurchase of common stock	(1,264,428)	—	(79,991)	—	—	(79,991)
Stock-based compensation expense	—	—	202,054	—	—	202,054
Other comprehensive loss, net	—	—	—	(13,584)	—	(13,584)
Net loss	—	—	—	—	(185,560)	(185,560)
Balances as of December 31, 2017	80,462,345	8	1,168,563	(11,991)	(402,957)	753,623
Cumulative effect of a change in accounting principle related to revenue recognition	—	—	—	1,683	164,406	166,089
Issuance of common stock	5,115,205	—	44,710	—	—	44,710
Repurchase of common stock	(1,220,596)	—	(120,024)	—	—	(120,024)
Stock-based compensation expense	—	—	247,379	—	—	247,379
Other comprehensive loss, net	—	—	—	(1,150)	—	(1,150)
Net loss	—	—	—	—	(77,042)	(77,042)
Balances as of December 31, 2018	84,356,954	$8	$1,340,628	$(11,458)	$(315,593)	$1,013,585

The accompanying notes are an integral part of these consolidated financial statements.

TABLEAU SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Operating activities
Net loss	$(77,042)	$(185,560)	$(144,449)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	35,787	44,746	43,006
Amortization (accretion) on investments, net	(424)	359	—
Stock-based compensation expense	238,731	210,283	185,712
Deferred income taxes	(2,180)	(2,988)	1,219
Changes in operating assets and liabilities
Accounts receivable, net	(36,519)	12,493	(78,197)
Prepaid expenses and other assets	(95,347)	8,054	(18,987)
Income taxes receivable	(1,675)	(515)	(56)
Deferred revenue	56,555	123,938	116,860
Accounts payable and accrued liabilities	38,396	13,529	71,157
Income taxes payable	(1,586)	2,528	997
Net cash provided by operating activities	154,696	226,867	177,262
Investing activities
Purchases of property and equipment	(20,446)	(61,823)	(60,732)
Business combinations, net of cash acquired	(10,947)	(23,966)	(16,399)
Purchases of investments	(285,277)	(421,719)	—
Maturities of investments	262,835	30,630	—
Sales of investments	2,171	14,916	—
Net cash used in investing activities	(51,664)	(461,962)	(77,131)
Financing activities
Proceeds from issuance of common stock	44,710	38,856	34,356
Repurchases of common stock	(120,024)	(79,991)	(20,009)
Net cash provided by (used in) financing activities	(75,314)	(41,135)	14,347
Effect of exchange rate changes on cash and cash equivalents	(2,574)	(4,609)	(1,661)
Net increase (decrease) in cash and cash equivalents	25,144	(280,839)	112,817
Cash and cash equivalents
Beginning of year	627,878	908,717	795,900
End of year	$653,022	$627,878	$908,717

Supplemental disclosures
Cash paid for income taxes	$5,819	$4,347	$1,513
Non-cash activities
Accrued purchases of property and equipment	7,885	6,470	26,548

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
We adopted the new revenue recognition accounting standard, codified as Accounting Standards Codification (“ASC”) 606, effective January 1, 2018 on a modified retrospective basis (see Recently Adopted Accounting Pronouncements). Financial results for reporting periods during 2018 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605. These financial statements include additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the year ended December 31, 2018. This includes the presentation of financial results for the year ended December 31, 2018 under ASC 605 for comparison to the prior year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include but are not limited to: the collectability of our receivables; the evaluation of our contract assets for impairment; the useful lives of our property and equipment and other lease-related assets, liabilities and costs; the benefit period for deferred commissions; the valuation of investments and the determination of other-than-temporary impairments; and the reported amounts of accrued liabilities. For revenue, we make estimates and assumptions related to the standalone selling prices of our products and services and the nature and timing of the delivery of performance obligations from our contracts with customers. We also use estimates in stock-based compensation, income taxes and business combinations. Actual results could differ from those estimates.
Foreign Currency
The financial statements of our foreign subsidiaries with a functional currency other than U.S. dollars have been translated into U.S. dollars. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period-end. Income statement amounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income (loss). As of December 31, 2018 and 2017, we had a cumulative translation loss of $(10.6) million and $(11.3) million, respectively.
Gains and losses on foreign currency transactions are included in other income, net. Foreign currency transaction gains (losses) were $(0.5) million, $4.1 million and $(0.6) million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
We identify performance obligations in our contracts with customers, which may include software licenses and/or related maintenance and services. We determine the transaction price based on the amount of consideration we expect to receive in exchange for transferring the promised goods or services to the customer. We allocate the transaction price in the contract to each distinct performance obligation in an amount that depicts the relative amount of consideration we expect to receive in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied.
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
Judgment is also required to determine standalone selling prices (“SSP”s) for each distinct performance obligation. We typically have more than one SSP for each of our products and services based on customer stratification, which is based on the size of the customer, their geographic region and market segment. For perpetual software licenses, we estimate SSPs by considering our pricing objectives and discounting practices. For our cloud-based subscriptions and for maintenance services, training and professional services, SSPs are generally observable using standalone sales and/or renewals. Our on-premises term-based software licenses generally do not have directly observable inputs for determining SSP. Therefore, we determine SSP using other observable inputs including customer-buying patterns, renewal rates and cumulative spend comparisons.
We evaluate contracts with customers that include options to purchase additional goods or services to determine whether the options give rise to a separate performance obligation that is material. If we determine the options give rise to a separate performance obligation that is material, the revenue allocated to such options is not recognized until the option is exercised or the option expires.
Assets Recognized from the Costs to Obtain a Contract with a Customer
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to our sales incentive programs meet the requirements to be capitalized and deferred. Assets recorded are included in prepaid expenses and other current assets and other long-term assets. We amortize these deferred costs proportionate with related revenues over the benefit period, currently estimated to be four years. We consider the benefit period to exceed the initial contract term for certain costs because of anticipated renewals and because our sales commission rates for renewal contracts are not commensurate with sales commissions for initial contracts. Prior to our adoption of the new revenue recognition standard, we recognized sales commissions expense as incurred.
Contract Assets
Contract assets represent the portion of the transaction price from a contract with a customer where control has transferred, but for which we currently do not have the contractual right to invoice. These assets, included within prepaid expenses and other current assets, are also subject to impairment risk. We reduce our gross contract asset balance for any impairments identified based on our consideration of a combination of factors including past collection experience, credit quality of the customer, age of other receivables balances due from the customer and current economic conditions.
Revenue Recognition - ASC 605
Our revenue recognition accounting policy for ASC 605 is shown below. We applied the revenue recognition accounting policy for ASC 605 to our disclosures in Note 8, which include amounts presented for 2018.
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

Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at fair value. We maintain cash and cash equivalent balances which exceed the insured limits by the Federal Deposit Insurance Corporation.
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
Activity related to our provision for doubtful accounts was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Balance at the beginning of the year	$1,003	$1,065	$888
Bad debt expense	1,168	650	750
Accounts written off	(563)	(712)	(573)
Balance at the end of the year	$1,608	$1,003	$1,065
Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from approximately one to twelve years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the remaining lease term. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in results of operations. Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.
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
Leases
Leases are categorized at their inception as either operating or capital leases. Within some lease agreements, rent holidays and other incentives are included. Rent expense is recognized using the straight-line method over the term of the agreement, which generally begins once control of the space is obtained. Any cash incentives received are treated as a reduction of expense over the term of the agreement.
Impairment of Long-Lived Assets
Property and equipment, intangible assets with a finite life and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of an asset to be held and used is tested by comparing the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment of long-lived assets occurred in the periods presented.
Software Development Costs
Software development costs associated with the development of new products, enhancements of existing products and quality assurance activities consist of employee, consulting and other external personnel costs. The costs incurred internally from the research and development ("R&D") of computer software products are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for release to customers. Judgment is required in determining when technological feasibility of a product is established. To date, we have determined that technological feasibility of software products is reached shortly before the products are released. Costs incurred after establishment of technological feasibility have not been material, and therefore, we have expensed all R&D costs as they were incurred. R&D expenses primarily consist of personnel-related costs attributable to our R&D personnel and allocated overhead, which includes facilities-related costs.
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
Advertising Expenses
We expense all advertising costs as incurred and classify such costs as sales and marketing expenses. Advertising expenses for the years ended December 31, 2018, 2017 and 2016 were $36.5 million, $28.2 million and $21.7 million, respectively.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, accounts receivable and contract assets.
Our investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. Our cash and cash equivalents and investments are held and managed by recognized financial institutions that follow our investment policy. Our policy limits the amount of credit exposure to any one security issue or issuer.
We extend credit to customers based upon an evaluation of the customer's financial condition. As of December 31, 2018 and 2017, no individual customer accounted for 10% or more of total accounts receivable. As of December 31, 2018, no individual customer accounted for 10% or more of total contract assets. For the years ended December 31, 2018, 2017 and 2016, no individual customer represented 10% or more of our total revenues.
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
We establish fair value of our assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and using a fair value hierarchy based on the inputs used to measure fair value. The carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivable, accounts payable, and accrued and other current liabilities, due to their short-term nature. We value our cash equivalents and investments using quoted prices for identical instruments in active markets when available. If we are unable to obtain quoted prices for identical instruments in active markets, we value our cash equivalents and investments using quoted market prices for comparable instruments. To date, all of our cash equivalents and investments have been valued using one of these two methodologies.
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
The Black-Scholes option pricing model utilizes the value of our underlying common stock at the measurement date, the expected or contractual term of the option or offering period, the expected volatility of our common stock, risk-free interest rates and expected dividend yield of our common stock. Prior to our initial public offering ("IPO") in May 2013, the fair value of our common stock was determined by our board of directors. After the completion of our IPO, our common stock has been valued by reference to the closing price of our Class A common stock as reported on the New York Stock Exchange.
We recognize stock-based compensation expense using the straight-line method over the requisite service period. We account for forfeitures as they occur. For awards subject to technology milestones, we recognize compensation cost over the requisite service period if it is probable that the technology milestone will be met. If our assessment of the probability of the technology milestone being met changes, we recognize the impact of the change in estimate in the period of the change. Excess tax benefits and deficiencies resulting from the settlement of stock awards are recorded to income tax expense (benefit).
Recently Adopted Accounting Pronouncements
We adopted the new revenue recognition accounting standard, codified as ASC 606, effective January 1, 2018. The new revenue recognition standard changed the way we recognize revenue, including the identification of contractual performance obligations and the allocation of transaction price, to depict the transfer of promised goods or services to customers at the amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We adopted the new revenue recognition standard on a modified retrospective basis and applied the new revenue recognition standard only to contracts that were not completed contracts prior to January 1, 2018. Upon adoption, we recorded an adjustment of $146.8 million to our accumulated deficit. The adjustment was offset by a $105.9 million reduction to deferred revenue, which was primarily related to on-premises term licenses, and the addition of a $40.9 million contract asset.
The new revenue recognition standard materially impacts the timing of revenue recognition related to our on-premises term license agreements. Prior to our adoption of the new revenue recognition standard, we historically recognized revenue related to on-premises term license agreements ratably over the term of the licensing agreement. These revenues were then included in license revenues. Under the new revenue recognition standard, revenue allocable to the license portion of the arrangement is recognized in license revenues upon delivery of the license. Revenues allocated to maintenance services continue to be recognized ratably and are included in maintenance and services revenues. Under the new revenue recognition standard, we allocate total transaction price to performance obligations based on estimated standalone selling prices, which impacts the timing of revenue recognition depending on when each performance obligation is recognized. These impacts to the timing of revenue recognition also affect our deferred revenue balances.
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
For further discussion regarding the impacts of adopting the new revenue recognition standard, see Note 8.
In October 2016, the FASB issued Accounting Standards Update ("ASU") 2016-16 related to the accounting for income tax effects on intra-entity transfers of assets other than inventory. The new guidance requires reporting entities to recognize tax expense from the sale of assets when the transfer occurs, even though the pre-tax effects of the transaction are eliminated in consolidation. We adopted the new standard in the first quarter of 2018 on a modified retrospective basis. The adoption resulted in the recognition of a U.S. deferred tax asset, which was fully offset by a corresponding increase to the valuation allowance on our U.S. federal and state deferred income tax assets, and therefore did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not yet Adopted
In February 2016, the FASB issued ASU 2016-02, a new lease accounting standard codified as ASC 842. ASC 842 will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for leases with terms longer than 12 months. The new standard also will require additional disclosure of qualitative and quantitative information about the amounts recorded in the financial statements related to lease agreements. We will adopt the new lease accounting standard on January 1, 2019, using the modified retrospective transition method and recording a cumulative-effect balance sheet adjustment. In adopting ASC 842, we will utilize certain practical expedients available under the standard. These practical expedients include waiving reassessment of conclusions reached under the previous lease standard as to whether contracts contain leases, how to classify leases identified and how to account for initial direct costs incurred. We will also utilize the practical expedient to use hindsight as of the date of adoption to determine the terms of our leases and to evaluate our right-of-use assets for impairment. We plan to utilize certain policy elections available under ASC 842, including waiving the recognition of right-of-use assets and lease liabilities for leases with initial terms of 12 months or less, and combining lease and non-lease components when accounting for leases of real estate assets. Based on the size of our future operating lease commitments as of December 31, 2018 (discussed in Note 11), the adoption of the new lease accounting standard will have a material impact on our balance sheet on the date of adoption.
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
Note 3. Balance Sheet Detail
Property and Equipment, Net
Property and equipment, net consisted of the following:

	Useful Life	December 31,
	(in months)	2018	2017
		(in thousands)
Computer equipment and software	36	$93,671	$98,737
Furniture and fixtures	36	26,914	25,232
Leasehold improvements	12-150	86,082	85,482
Construction in progress		10,693	313
		217,360	209,764
Less: Accumulated depreciation		(122,823)	(103,011)
		$94,537	$106,753
Depreciation and amortization expense on our property and equipment and lease-related assets was $34.0 million, $43.9 million and $42.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Intangible Assets
The only changes to the carrying amount of intangible assets during 2018 were an increase of $3.5 million related to our acquisition of Empirical Systems, Inc. (Note 7), and amortization expense. Amortization expense on our intangible assets was $1.8 million, $0.8 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Intangible assets are included within other long-term assets.
Goodwill
The only change to the carrying amount of goodwill during 2018 was an increase of $7.4 million related to our acquisition of Empirical Systems, Inc. (Note 7).

Accrued Compensation and Employee-Related Benefits
Accrued compensation and employee-related benefits consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Accrued commissions	$33,820	$31,333
Accrued bonuses	34,767	25,435
Accrued vacation	17,375	14,512
Other	19,193	25,110
Total	$105,155	$96,390
Note 4. Short-Term and Long-Term Investments
The following tables present our short-term and long-term investments in available-for-sale securities based on remaining contractual years to maturity:

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Short-term investments
Commercial paper	$7,949	$—	$—	$7,949
U.S. treasury securities	206,486	24	(457)	206,053
U.S. agency securities	18,576	—	(61)	18,515
Corporate bonds	137,119	—	(281)	136,838
Total short-term investments	370,130	24	(799)	369,355
Long-term investments
U.S. treasury securities	13,352	5	(50)	13,307
Corporate bonds	13,025	2	(56)	12,971
Total long-term investments	26,377	7	(106)	26,278
Total short-term and long-term investments	$396,507	$31	$(905)	$395,633

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Short-term investments
Commercial paper	$9,970	$—	$—	$9,970
U.S. treasury securities	160,206	—	(121)	160,085
U.S. agency securities	9,917	—	(24)	9,893
Corporate bonds	46,901	3	(65)	46,839
Total short-term investments	226,994	3	(210)	226,787
Long-term investments
U.S. treasury securities	79,371	—	(202)	79,169
U.S. agency securities	18,570	—	(102)	18,468
Corporate bonds	50,880	—	(153)	50,727
Total long-term investments	148,821	—	(457)	148,364
Total short-term and long-term investments	$375,815	$3	$(667)	$375,151
The following table presents the fair values and the gross unrealized losses related to our investments in available-for-sale securities that were in an unrealized loss position as of December 31, 2018, summarized by the length of time that the investments have been in a continuous unrealized loss position:

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Short-term investments
U.S. treasury securities	$89,320	$(143)	$79,472	$(314)	$168,792	$(457)
U.S. agency securities	—	—	18,515	(61)	18,515	(61)
Corporate bonds	91,455	(131)	45,383	(150)	136,838	(281)
Total short-term investments	180,775	(274)	143,370	(525)	324,145	(799)
Long-term investments
U.S. treasury securities	9,855	(50)	—	—	9,855	(50)
Corporate bonds	11,389	(56)	—	—	11,389	(56)
Total long-term investments	21,244	(106)	—	—	21,244	(106)
Total short-term and long-term investments	$202,019	$(380)	$143,370	$(525)	$345,389	$(905)
The unrealized losses on investments as of December 31, 2018 were primarily caused by increases in interest rates. None of the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2018. As of December 31, 2017, there were no investments that had been in a continuous unrealized loss position for 12 months or greater.
We earn interest on our cash equivalents and investments balances. For the years ended December 31, 2018, 2017 and 2016, we earned interest income of $17.0 million, $8.5 million and $2.7 million, respectively.

Note 5. Fair Value Measurements
The following tables present the fair value of our financial assets using the fair value hierarchy:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$610,732	$—	$—	$610,732
Corporate bonds	—	3,009	—	3,009
Short-term investments
Commercial paper	—	7,949	—	7,949
U.S. treasury securities	—	206,053	—	206,053
U.S. agency securities	—	18,515	—	18,515
Corporate bonds	—	136,838	—	136,838
Long-term investments
U.S. treasury securities	—	13,307	—	13,307
Corporate bonds	—	12,971	—	12,971
Total	$610,732	$398,642	$—	$1,009,374

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$582,835	$—	$—	$582,835
Commercial paper	—	8,984	—	8,984
Short-term investments
Commercial paper	—	9,970	—	9,970
U.S. treasury securities	—	160,085	—	160,085
U.S. agency securities	—	9,893	—	9,893
Corporate bonds	—	46,839	—	46,839
Long-term investments
U.S. treasury securities	—	79,169	—	79,169
U.S. agency securities	—	18,468	—	18,468
Corporate bonds	—	50,727		50,727
Total	$582,835	$384,135	$—	$966,970
We did not have any investments in prime money market funds as of December 31, 2018 or 2017. We did not have any material financial assets or liabilities measured using Level 3 inputs as of December 31, 2018 or 2017.
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
Preferred Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 10,000,000 shares of preferred stock at $0.0001 par value per share. Our board of directors has the authority to provide for the issuance of all the shares in one or more series. At its discretion, our board of directors may designate the voting rights and preferences of the preferred stock. As of December 31, 2018 and 2017, no shares of preferred stock were outstanding.
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
During the year ended December 31, 2018, we repurchased 1,220,596 shares of our outstanding Class A common stock at an average price of $98.33 per share for $120.0 million. During the year ended December 31, 2017, we repurchased 1,264,428 shares of our outstanding Class A common stock at an average price of $63.26 per share for $80.0 million. All repurchases were made in open market transactions using cash on hand and all of the shares repurchased were retired. As of December 31, 2018, we were authorized to repurchase a remaining $280.0 million of our Class A common stock under our repurchase program.
Note 7. Business Combinations
Empirical Systems, Inc.
On June 7, 2018, we acquired all issued and outstanding stock of Empirical Systems, Inc., a privately-held Delaware corporation, for $11.0 million in cash. Empirical Systems, Inc. was a startup specializing in automated statistical analysis. As a result of this acquisition, we acquired all of the assets and assumed all of the liabilities of Empirical Systems, Inc., and we accounted for this transaction as a business combination. Pro forma results of operations for this acquisition have not been presented as the effects were not material to our financial results. The following table summarizes the purchase price allocation based on the estimated fair value of the net assets acquired:

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
Certain employees hired in conjunction with the acquisition of Empirical Systems, Inc. received RSUs that are subject to service conditions as well as the completion of certain technology milestones. We account for these awards as a post-business combination expense.
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
Hyper
On March 1, 2016, we acquired Hyper, a high-performance main-memory database system, for $16.4 million in cash. Through this acquisition we acquired new technology, capable of enhancing our key products, and additional engineering talent. We accounted for this transaction as a business combination, and allocated $1.8 million to the acquired technology intangible asset. The remaining purchase price was recorded to goodwill, which was primarily attributable to the synergies between Hyper and our key products. No other assets or liabilities were identified as part of the acquisition. A portion of the goodwill balance associated with this transaction is deductible for U.S. income tax purposes.
Pro forma results of operations for this acquisition were not presented as the effects were not material to our consolidated financial results.
Note 8. Revenue
We adopted the new revenue recognition accounting standard, ASC 606, effective January 1, 2018 on a modified retrospective basis and applied the new standard only to contracts that were not completed contracts prior to January 1, 2018. See Note 2 for a description of our ASC 606 revenue recognition accounting policy. Financial results for 2018 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with amounts previously disclosed under ASC 605. This note includes additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for 2018. This includes the presentation of financial results for 2018 under ASC 605 for comparison to the prior year. Our revenue recognition accounting policy for ASC 605 is included in Note 2.

Consolidated Balance Sheets - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on our consolidated balance sheet:

	December 31, 2018			December 31, 2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$653,022	$—	$653,022	$627,878
Short-term investments	369,355	—	369,355	226,787
Accounts receivable, net	236,063	—	236,063	203,366
Prepaid expenses and other current assets	155,012	(121,418)	33,594	30,514
Income taxes receivable	2,268	97	2,365	673
Total current assets	1,415,720	(121,321)	1,294,399	1,089,218
Long-term investments	26,278	—	26,278	148,364
Property and equipment, net	94,537	—	94,537	106,753
Goodwill	42,530	—	42,530	35,083
Deferred income taxes	4,733	3,170	7,903	5,287
Other long-term assets	50,927	(34,871)	16,056	14,090
Total assets	$1,634,725	$(153,022)	$1,481,703	$1,398,795
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,652	$—	$6,652	$4,448
Accrued compensation and employee-related benefits	105,155	—	105,155	96,390
Other accrued liabilities	55,896	—	55,896	37,722
Income taxes payable	2,982	(46)	2,936	4,743
Deferred revenue	377,892	199,210	577,102	419,426
Total current liabilities	548,577	199,164	747,741	562,729
Deferred revenue	16,306	12,232	28,538	28,058
Other long-term liabilities	56,257	(1,718)	54,539	54,385
Total liabilities	621,140	209,678	830,818	645,172
Stockholders' equity
Common stock	8	—	8	8
Additional paid-in capital	1,340,628	—	1,340,628	1,168,563
Accumulated other comprehensive loss	(11,458)	1,902	(9,556)	(11,991)
Accumulated deficit	(315,593)	(364,602)	(680,195)	(402,957)
Total stockholders' equity	1,013,585	(362,700)	650,885	753,623
Total liabilities and stockholders' equity	$1,634,725	$(153,022)	$1,481,703	$1,398,795

Consolidated Statements of Operations - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on our consolidated statement of operations:

	Year Ended December 31,
	2018			2017	2016
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
Revenues
License	$555,581	$(57,531)	$498,050	$429,204	$481,659
Maintenance and services	599,771	(114,872)	484,899	447,855	345,284
Total revenues	1,155,352	(172,403)	982,949	877,059	826,943
Cost of revenues
License	21,407	(484)	20,923	13,534	7,003
Maintenance and services	121,217	514	121,731	100,025	92,087
Total cost of revenues	142,624	30	142,654	113,559	99,090
Gross profit	1,012,728	(172,433)	840,295	763,500	727,853
Operating expenses
Sales and marketing	593,786	26,768	620,554	517,446	476,506
Research and development	382,886	—	382,886	334,148	302,759
General and administrative	125,805	(119)	125,686	102,871	88,149
Total operating expenses	1,102,477	26,649	1,129,126	954,465	867,414
Operating loss	(89,749)	(199,082)	(288,831)	(190,965)	(139,561)
Other income, net	17,872	(46)	17,826	12,266	2,134
Loss before income tax expense	(71,877)	(199,128)	(271,005)	(178,699)	(137,427)
Income tax expense	5,165	1,068	6,233	6,861	7,022
Net loss	$(77,042)	$(200,196)	$(277,238)	$(185,560)	$(144,449)

Consolidated Statements of Comprehensive Loss - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on our consolidated statement of comprehensive loss:

	Year Ended December 31,
	2018			2017	2016
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
Net loss	$(77,042)	$(200,196)	$(277,238)	$(185,560)	$(144,449)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(937)	3,585	2,648	(12,920)	950
Net unrealized loss on available-for-sale securities	(213)	—	(213)	(664)	—
Comprehensive loss	$(78,192)	$(196,611)	$(274,803)	$(199,144)	$(143,499)

Consolidated Statements of Cash Flows - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on our consolidated statement of cash flows:

	Year Ended December 31,
	2018			2017	2016
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
Operating activities
Net loss	$(77,042)	$(200,196)	$(277,238)	$(185,560)	$(144,449)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	35,787	—	35,787	44,746	43,006
Amortization (accretion) on investments, net	(424)	—	(424)	359	—
Stock-based compensation expense	238,731	—	238,731	210,283	185,712
Deferred income taxes	(2,180)	942	(1,238)	(2,988)	1,219
Changes in operating assets and liabilities
Accounts receivable, net	(36,519)	—	(36,519)	12,493	(78,197)
Prepaid expenses and other assets	(95,347)	91,351	(3,996)	8,054	(18,987)
Income taxes receivable	(1,675)	(99)	(1,774)	(515)	(56)
Deferred revenue	56,555	108,141	164,696	123,938	116,860
Accounts payable and accrued liabilities	38,396	—	38,396	13,529	71,157
Income taxes payable	(1,586)	(49)	(1,635)	2,528	997
Net cash provided by operating activities	154,696	90	154,786	226,867	177,262
Investing activities
Purchases of property and equipment	(20,446)	—	(20,446)	(61,823)	(60,732)
Business combinations, net of cash acquired	(10,947)	—	(10,947)	(23,966)	(16,399)
Purchases of investments	(285,277)	—	(285,277)	(421,719)	—
Maturities of investments	262,835	—	262,835	30,630	—
Sales of investments	2,171	—	2,171	14,916	—
Net cash used in investing activities	(51,664)	—	(51,664)	(461,962)	(77,131)
Financing activities
Proceeds from issuance of common stock	44,710	—	44,710	38,856	34,356
Repurchases of common stock	(120,024)	—	(120,024)	(79,991)	(20,009)
Net cash provided by (used in) financing activities	(75,314)	—	(75,314)	(41,135)	14,347
Effect of exchange rate changes on cash and cash equivalents	(2,574)	(90)	(2,664)	(4,609)	(1,661)
Net increase (decrease) in cash and cash equivalents	25,144	—	25,144	(280,839)	112,817
Cash and cash equivalents
Beginning of year	627,878	—	627,878	908,717	795,900
End of year	$653,022	$—	$653,022	$627,878	$908,717

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
Contract Assets and Contract Liabilities
The following table presents the activity impacting our contract assets during the year ended December 31, 2018:

Contract Assets
(in thousands)
Balance at December 31, 2017	$—
Adoption of ASC 606	40,854
Contract assets transferred to receivables	(37,698)
Additions to contract assets	102,437
Balance at December 31, 2018	$105,593
Contract assets are included in prepaid expenses and other current assets. There were no material impairments of contract assets during the year ended December 31, 2018.
The following table presents the activity impacting our deferred revenue balances during the year ended December 31, 2018:

Deferred Revenue
(in thousands)
Balance at December 31, 2017	$447,484
Adoption of ASC 606	(105,933)
Deferred revenue recognized	(314,765)
Additional amounts deferred	367,412
Balance at December 31, 2018	$394,198
Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We amortize these deferred costs proportionate with related revenues over the benefit period, currently estimated to be four years.
The following table presents the activity impacting our deferred contract costs during the year ended December 31, 2018:

Deferred Contract Costs
(in thousands)
Balance at December 31, 2017	$—
Adoption of ASC 606	25,489
Additional contract costs deferred	37,528
Amortization of deferred contract costs	(11,616)
Balance at December 31, 2018	$51,401
As of December 31, 2018, $16.5 million of our deferred contract costs are expected to be amortized within the next 12 months and therefore are included in prepaid expenses and other current assets. The remaining amount of our deferred contract costs are included in other long-term assets. There were no material impairments of assets related to deferred contract costs during the year ended December 31, 2018. There were no assets recognized related to the costs to fulfill contracts during the year ended December 31, 2018 as these costs were not material.
Remaining Performance Obligations
Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of December 31, 2018, amounts allocated to these additional contractual obligations are $240.1 million, of which we expect to recognize $191.7 million as revenue over the next 24 months with the remaining amount thereafter. These amounts include additional performance obligations that are not yet recorded in the consolidated balance sheets.
Note 9. Stock-Based Compensation
Our 2004 Plan authorized the granting of options to purchase shares of our Class B common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors. Our 2013 Plan, which is the successor to our 2004 Plan, authorizes the granting of options to purchase shares of our Class A common stock, RSUs and other stock-based awards to our employees, consultants, officers and directors. Options granted under the Plans may be incentive or nonstatutory stock options. Incentive stock options may only be granted to employees. The term of each option is stated in the award agreement, but shall be no more than ten years from the date of grant. The board of directors determines the period over which options and RSUs become vested. Currently, the vesting period for our options and RSUs is typically four years.
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
A summary of the option activity during the year ended December 31, 2018 follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2017	3,017,113	$10.13
Options exercised	(1,097,730)	9.60
Balances at December 31, 2018	1,919,383	$10.44	3.12	$210,283
Vested and expected to vest at December 31, 2018	1,919,383	$10.44	3.12	$210,283
Exercisable at December 31, 2018	1,886,570	$9.67	3.04	$208,146
The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant. For options granted prior to the IPO this value was determined by our board of directors. After the IPO, this value was determined by reference to the closing price of our Class A common stock on the New York Stock Exchange on the date of the grant. The total intrinsic value of options exercised during 2018, 2017 and 2016 was $92.4 million, $74.5 million and $63.3 million, respectively. The intrinsic value is the difference between the fair value of our Class A common stock and the exercise price of each of the respective stock options. The total grant date fair value of options vested during 2018, 2017 and 2016 was $0.4 million, $1.2 million and $7.8 million, respectively.

A summary of the RSU activity, including RSU awards subject to technology milestones, during the year ended December 31, 2018 follows:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Non-Vested outstanding at December 31, 2017	7,178,015	$62.79
RSUs granted	4,374,326	92.25
RSUs vested	(3,526,004)	67.74
RSUs forfeited	(831,883)	68.16
Non-Vested outstanding at December 31, 2018	7,194,454	$77.66
An RSU award entitles the holder to receive shares of our Class A common stock as the award vests, which is generally based on length of service. Our non-vested RSUs do not have nonforfeitable rights to dividends or dividend equivalents. Stock-based compensation expense is recognized using the straight-line method over the requisite service period. We account for forfeitures as they occur. For RSU awards subject to technology milestones, we recognize compensation cost over the estimated requisite service period if we believe it is probable that the associated technology milestone will be met. If our assessment of the probability of the technology milestone being met changes, we recognize the impact of the change in estimate in the period of the change.
The weighted-average grant date fair value of RSUs granted in 2018, 2017 and 2016 was $92.25, $60.62 and $44.61, respectively. The total intrinsic value of RSUs vested during 2018, 2017 and 2016 was $342.3 million, $185.7 million and $92.5 million, respectively.
As of December 31, 2018, total unrecognized compensation expense related to stock options and non-vested RSUs was $502.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.
The summary of shares available for issuance of equity-based awards (including stock options, RSUs and shares issuable under our 2013 ESPP) during the year ended December 31, 2018 follows:

	Shares Available for Grant
	2013 Plan	2013 ESPP
Balances at December 31, 2017	7,207,291	3,666,392
Authorized	4,023,117	804,623
Granted	(4,374,326)	(491,471)
Forfeited	831,883	—
Balances at December 31, 2018	7,687,965	3,979,544
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

For the years ended December 31, 2018 and 2017, there were no options granted. The weighted average grant date fair value of stock options granted for the year ended December 31, 2016 was $23.73. For the year ended December 31, 2016, the fair value of options was estimated using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
2016
Risk-free interest rates	1.2%
Expected term	5.2 years
Expected dividends	None
Expected volatility	48.0%
There were 491,471, 604,177 and 549,327 Class A common stock shares issued under the 2013 ESPP for the years ended December 31, 2018, 2017 and 2016, respectively.
For the years ended December 31, 2018, 2017 and 2016, the fair value of common share purchase rights under the 2013 ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2018	2017	2016
Risk-free interest rates	2.1% - 2.5%	1.1% - 1.5%	0.5% - 0.6%
Expected term	0.5 years	0.5 years	0.5 years
Expected dividends	None	None	None
Expected volatility	28.7% - 44.5%	28.6% - 30.5%	42.0% - 50.1%
The risk-free interest rates are based on the rates for a U.S. Treasury zero-coupon issue with a term that approximates the expected life of the award. The expected term represents the period that our stock-based awards are expected to be outstanding. For awards of stock options, the expected term approximates the expected life of the awards at the date closest to the grant date, determined based on actual experience adjusted for expected employee exercise behavior. For shares expected to be issued under our 2013 ESPP, the expected term is based on the duration of each purchase period, which is approximately six months. We have not paid and do not expect to pay dividends. We estimate expected future volatility based on the annualized daily historical volatility of our stock price.
Note 10. Income Taxes
The components of our loss before income tax expense consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	As Reported (ASC 606)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
United States	$(44,488)	$(134,723)	$(100,725)
International	(27,389)	(43,976)	(36,702)
Total	$(71,877)	$(178,699)	$(137,427)

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	As Reported (ASC 606)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
United States	$(108)	$(592)	$2,147
International	5,273	7,453	4,875
Total	$5,165	$6,861	$7,022
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	As Reported (ASC 606)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
Current:
Federal	$—	$—	$1,447
State	197	233	402
Foreign	9,425	10,704	5,230
Total current income tax expense	9,622	10,937	7,079
Deferred:
Federal	(241)	(892)	258
State	(64)	67	40
Foreign	(4,152)	(3,251)	(355)
Total deferred income tax benefit	(4,457)	(4,076)	(57)
Total income tax expense	$5,165	$6,861	$7,022
A reconciliation of the U.S. federal statutory income tax provision (benefit) (computed by multiplying the U.S. federal statutory rate of 21% in 2018 and 35% in both 2017 and 2016 by loss before income tax expense) to the effective income tax expense for each year follows:

	Year Ended December 31,
	2018	2017	2016
	As Reported (ASC 606)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
Income tax benefit at statutory rate	$(15,094)	$(62,545)	$(48,098)
State taxes, net of federal tax benefit	(1,835)	(4,714)	(3,466)
Impact of foreign income taxes	12,239	23,232	14,566
Impact of Tax Cuts and Jobs Act of 2017	3,367	87,584	—
Research and development and other tax credits	(17,933)	(12,563)	(8,462)
Stock-based compensation	(35,858)	(13,466)	5,098
Non-deductible meals and entertainment expenses	2,313	1,182	1,212
Impact of valuation allowance	57,284	(13,598)	46,174
Other, net	682	1,749	(2)
Total income tax expense	$5,165	$6,861	$7,022
Our effective tax rate differs from the U.S. federal statutory rate primarily due to the impact of the valuation allowance on our U.S. federal and state deferred income tax assets and losses in jurisdictions where a tax benefit is not available. Our effective tax rates in 2018 and 2017 were also impacted by excess tax benefits from stock-based compensation, which are recognized as an income tax benefit due to our adoption of ASU 2016-09 in 2017.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed with an effective date of January 1, 2018. The Act, which significantly revised U.S. tax law, included many important changes. On the same day, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to assist in addressing uncertainty in applying GAAP to the accounting and reporting of tax reform changes related to the Act. We considered these changes, including all available guidance, in determining our income tax provision for the year ended December 31, 2017. As permitted by SAB 118, we have subsequently finalized our accounting analysis based on the guidance, interpretations and data available as of December 31, 2018 and recorded the adjustments in the fourth quarter of 2018.
On January 22, 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elects to recognize any potential GILTI as an expense in the period the tax is incurred.
The tax effects of temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities consisted of the following:

	December 31,
	2018	2017
	As Reported (ASC 606)	As Reported (ASC 605)
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$154,409	$133,187
Tax credit carryforwards	73,020	59,343
Stock-based compensation	12,612	15,512
Accrued compensation	13,803	11,487
Deferred revenue	4,120	5,334
Deferred rent	12,065	12,483
Depreciation and amortization	34,350	966
Other	1,766	1,149
Total deferred income tax assets	306,145	239,461
Deferred income tax liabilities:
Prepaid assets	3,011	4,177
Deferred commissions	12,676	—
Total deferred income tax liabilities	15,687	4,177
Net deferred income tax assets before valuation allowance	290,458	235,284
Less: valuation allowance	(287,935)	(230,545)
Net deferred income tax assets	$2,523	$4,739

Reported as:
Deferred income taxes	4,733	5,287
Other long-term liabilities	(2,210)	(548)
Net deferred income tax assets	$2,523	$4,739
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
In 2015, we established a valuation allowance of $46.7 million for our U.S. federal and state deferred income tax assets, in part due to our three-year cumulative GAAP net loss adjusted for permanent tax differences, which is a significant piece of negative evidence for recording the valuation allowance. Through the year ended December 31, 2017, we increased the valuation allowance to $230.5 million. In 2018, we determined our U.S. federal and state deferred income tax assets continue to be currently not more likely than not to be realized; therefore, we increased the valuation allowance to $287.9 million as of December 31, 2018. The increase in the valuation allowance during 2018 was primarily attributable to the current year change in U.S. federal and state deferred income tax assets.
We have gross net operating loss carryforwards totaling $999.7 million, R&D tax credit carryforwards of $93.3 million and Federal foreign tax credits of $4.6 million. If not utilized, the R&D tax credit carryforwards and net operating loss carryforwards will begin to expire in 2034. Utilization of our net operating loss and tax credit carryforwards may be subject to limitations upon certain ownership changes as provided by the Internal Revenue Code and similar state provisions.
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
Income tax expense includes both U.S. and international income taxes. Except as required under U.S. tax law, we do not provide for U.S. income taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed because we intend to invest such undistributed earnings indefinitely outside of the U.S. As of December 31, 2018, cash held by foreign subsidiaries was $35.9 million.
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
Total gross unrecognized tax benefits were $28.1 million, $19.9 million and $12.9 million as of December 31, 2018, 2017 and 2016, respectively. Of these amounts, the portion recorded as liabilities pertaining to uncertain tax positions was $3.1 million, $1.4 million and $0.7 million as of December 31, 2018, 2017 and 2016, respectively. Our increase in unrecognized tax benefits relates primarily to the R&D tax credits generated in the current year, which are recorded net of the corresponding deferred tax asset.
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

	Year Ended December 31,
	2018	2017	2016
	As Reported (ASC 606)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
Balance, beginning of year	$19,881	$12,909	$10,781
Gross increases to tax positions related to prior periods	1,174	1,289	28
Gross decreases to tax positions related to prior periods	(291)	—	—
Gross increases related to current tax positions	7,377	5,683	2,100
Balance, end of year	$28,141	$19,881	$12,909

Interest or penalties, if incurred, would be recognized as a component of income tax expense. Penalties and interest recognized were not material for the years ended December 31, 2018, 2017 and 2016.
On July 27, 2015, the U.S. Tax Court issued an opinion related to litigation in Altera Corp v. Commissioner. This litigation relates to the treatment of stock-based compensation expense in an intercompany cost sharing arrangement with one of Altera's foreign subsidiaries. In its opinion, the U.S. Tax Court invalidated the portion of the Treasury regulations requiring the inclusion of stock-based compensation expense in such intercompany cost-sharing arrangements. On February 19, 2016, the IRS appealed the U.S. Tax Court's decision. On July 24, 2018, the Ninth Circuit Court of Appeals issued a decision that was subsequently withdrawn and assigned to a new panel to consider the appeal. As the final resolution of this litigation remains uncertain, we have not recorded potentially favorable benefits related to the current or prior periods. We will continue to monitor developments related to this case and the potential impact of those developments on our current and future financial statements.
Note 11. Commitments and Contingencies
Operating Lease Commitments and Expected Sublease Receipts
We conduct our operations in facilities leased for non-cancellable periods that expire at various dates through 2030. Many of our lease agreements contain extension options for additional periods. We recognize rent expense on the straight-line method over the defined lease periods. Total rent expense under operating leases, net of sublease income, was approximately $34.7 million, $41.1 million and $44.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The following table presents our non-cancellable future minimum lease payments, net of future sublease receipts expected to be received under non-cancellable subleases, as of December 31, 2018:

Year Ending December 31,	Operating Lease Commitments	Expected Sublease Receipts	Net
	(in thousands)
2019	$44,569	$(9,912)	$34,657
2020	45,835	(8,125)	37,710
2021	46,562	(1,208)	45,354
2022	45,858	(625)	45,233
2023	46,789	(128)	46,661
Thereafter	136,829	—	136,829
Total	$366,442	$(19,998)	$346,444
Contractual Commitments
Our contractual commitments are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. The following table presents our non-lease contractual commitments as of December 31, 2018:

	Payments Due by Year
	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Contractual commitments	$42,631	$24,295	$10,947	$7,193	$168	$28	$—
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
Note 12. Retirement Plan
We offer a salary deferral 401(k) plan for our U.S. employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the IRS. The plan also allows us to make matching contributions, subject to certain limitations. We contributed $7.5 million, $3.7 million and $3.6 million to the 401(k) plan for the years ended December 31, 2018, 2017 and 2016, respectively.
Note 13. Segments and Information about Revenues by Geographic Area
The following table presents our revenues by geographic region of end users who purchased products or services for the periods presented below:

	Year Ended December 31,
	2018		2017	2016
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
United States and Canada	$797,874	$683,073	$605,773	$586,494
International	357,478	299,876	271,286	240,449
Total revenues	$1,155,352	$982,949	$877,059	$826,943
For the years ended December 31, 2018, 2017 and 2016, no individual country other than the United States represented 10% or more of our total revenues. Substantially all of our long-lived assets were located in the United States as of December 31, 2018 and 2017.
Note 14. Net Loss Per Share
We calculate basic net income (loss) per share by dividing our net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed giving effect to all potential common shares that were dilutive and outstanding during the period. For the years ended December 31, 2018, 2017 and 2016, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive common shares outstanding is anti-dilutive when we are in a net loss position.
The following table presents the computation of basic and diluted net loss per share and includes additional information regarding the impacts from the adoption of the new revenue recognition standard for the year ended December 31, 2018:

	Year Ended December 31,
	2018			2017	2016
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands, except per share data)
Net loss per share - basic and diluted
Net loss	$(77,042)	$(200,196)	$(277,238)	$(185,560)	$(144,449)
Weighted average shares outstanding used to compute basic and diluted net loss per share	82,632		82,632	78,869	75,162
Net loss per share - basic and diluted	$(0.93)		$(3.36)	$(2.35)	$(1.92)
The following shares were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Shares subject to outstanding common stock awards	9,237	10,488	12,017
Note 15. Quarterly Financial Information (Unaudited)
The following table contains selected unaudited financial data for each quarter of 2018 and 2017. The unaudited information should be read in conjunction with our financial statements and these notes to the consolidated financial statements. We believe that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec 31, 2018	Sept 30, 2018	June 30, 2018	March 31, 2018	Dec 31, 2018	Sept 30, 2018	June 30, 2018	March 31, 2018
	As Reported (ASC 606)				Without Adoption (ASC 605)
	(in thousands, except per share amounts)
Total revenues	$336,276	$290,580	$282,289	$246,207	$275,748	$239,591	$243,566	$224,044
Gross profit	296,081	255,801	247,064	213,782	235,574	204,785	208,326	191,610
Net income (loss)	2,833	(21,337)	(12,066)	(46,472)	(67,348)	(71,297)	(59,567)	(79,026)
Net income (loss) per share:
Basic	$0.03	$(0.26)	$(0.15)	$(0.57)	$(0.80)	$(0.86)	$(0.72)	$(0.98)
Diluted	$0.03	$(0.26)	$(0.15)	$(0.57)	$(0.80)	$(0.86)	$(0.72)	$(0.98)

	Three Months Ended
	Dec 31, 2017	Sept 30, 2017	June 30, 2017	March 31, 2017
	As Reported (ASC 605)
	(in thousands, except per share amounts)
Total revenues	$249,356	$214,917	$212,880	$199,906
Gross profit	219,046	184,988	186,215	173,251
Net loss	(41,838)	(46,553)	(42,522)	(54,647)
Net loss per share:
Basic and diluted	$(0.52)	$(0.59)	$(0.54)	$(0.71)

Note 16. Subsequent Events
On January 3, 2019, we donated 209,384 shares of our Class A common stock to Tableau Foundation, a donor-advised charitable fund. We will record a charge of $24.2 million to general and administrative expense in the first quarter of 2019 based on the value of our stock on the date of contribution.
In the first quarter of 2019, we entered into additional lease agreements for office facilities resulting in $21.7 million of additional future minimum lease payments payable from 2019 through 2030.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018, the end of the period covered by this report.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of the Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is incorporated herein by reference to the sections entitled "Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance and Board Matters," "Director Selection and Nominations" and "Board Meetings and Committees" in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
Information required by this Item is incorporated herein by reference to the sections entitled "Compensation Tables," "Compensation Discussion and Analysis," "Director Compensation for 2018" and "Board Meetings and Committees" in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management," and "Equity Compensation Plan Information" in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated herein by reference to the sections entitled "Director Independence and Related Person Transactions" and "Board Meetings and Committees" in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated herein by reference to the sections entitled "Audit and Non-Audit Fees" and "Proposal 3 - Ratification of Independent Registered Public Accounting Firm for 2019 Fiscal Year" in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
(b) Exhibits. The following exhibits are included herein or incorporated by reference:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.	8-K	001-35925	3.1	5/23/2013
3.2	Amended and Restated Bylaws of Tableau Software, Inc.	S-1	333-187683	3.4	4/2/2013
4.1.1	Form of Class A Common Stock Certificate.	S-1/A	333-187683	4.1.1	5/15/2013
4.1.2	Form of Class B Common Stock Certificate.	S-1/A	333-187683	4.1.2	5/15/2013
10.1†	Tableau Software, Inc. 2004 Equity Incentive Plan.	S-1	333-187683	10.1	4/2/2013
10.2†	Forms of Option Agreement and Option Grant Notice under the 2004 Equity Incentive Plan.	S-1	333-187683	10.2	4/2/2013
10.3†	Tableau Software, Inc. 2013 Equity Incentive Plan, as amended.	8-K	001-35925	10.1	5/13/2016
10.4†	Forms of Option Agreement and Option Grant Notice under the amended 2013 Equity Incentive Plan.	S-1	333-187683	10.4	4/2/2013
10.5†	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the amended 2013 Equity Incentive Plan.	10-Q	001-35925	10.1	8/9/2013
10.6†	Form of Performance Restricted Stock Unit Award Agreement and Performance Restricted Stock Unit Award Grant Notice under the amended 2013 Equity Incentive Plan.					X
10.7†	Tableau Software, Inc. 2013 Employee Stock Purchase Plan.	S-1	333-187683	10.5	4/2/2013
10.8†	Form of Indemnification Agreement made by and between Tableau Software, Inc. and each of its directors and executive officers.	S-1	333-187683	10.6	4/2/2013
10.9†	Offer Letter between Tableau Software, Inc. and Christian Chabot, dated April 26, 2013.	S-1/A	333-187683	10.7	5/6/2013
10.10†	Offer Letter between Tableau Software, Inc. and Christopher Stolte, dated April 26, 2013.	S-1/A	333-187683	10.8	5/6/2013

10.11†	Offer Letter between Tableau Software, Inc. and Thomas E. Walker, Jr., dated April 26, 2013.	S-1/A	333-187683	10.9	5/6/2013
10.12†	Offer Letter between Tableau Software, Inc. and Elissa Fink, dated June 13, 2007.	S-1/A	333-187683	10.11	5/6/2013
10.13†	Offer Letter between Tableau Software, Inc. and Keenan Conder, dated December 16, 2011.	S-1/A	333-187683	10.12	5/6/2013
10.14†	Form of Conversion Agreement entered into between Tableau Software, Inc. and each of Christian Chabot, Christopher Stolte and Patrick Hanrahan.	S-1	333-187683	10.13	4/2/2013
10.15†	Employment Agreement between Tableau Software, Inc. and Adam Selipsky dated August 8, 2016.	10-Q	001-35925	10.1	11/4/2016
10.16†	Employment Agreement between Tableau Software, Inc. and Daniel Miller dated January 19, 2017.	10-K	001-35925	10.17	2/23/2017
10.17†	Amended Employment Agreement between Tableau Software, Inc. and Andrew Beers dated February 21, 2017.	10-K	001-35925	10.18	2/23/2017
10.18†	Offer Letter between Tableau Software, Inc. and Mark Nelson, dated April 5, 2018.	10-Q	001-35925	10.1	8/6/2018
10.19†	Amended Offer Letter between Tableau Software, Inc. and Damon Fletcher, dated July 20, 2018.	10-Q	001-35925	10.2	8/6/2018
10.20*	Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated January 14, 2003.	S-1	333-187683	10.14	4/2/2013
10.21	Amendment No. 1 to Software License Agreement between the Board of Trustees of the Leland Stanford Junior University and Tableau Software LLC, dated June 8, 2004.	S-1	333-187683	10.15	4/2/2013
10.22†	Form of Change in Control Severance Agreement.	S-1	333-187683	10.21	4/2/2013
10.23	Office Lease Agreement between NorthEdge Developers LLC and Tableau Software, Inc., dated July 2, 2015.	10-Q	001-35925	10.1	11/9/2015
10.24	First Amendment to Office Lease Agreement between NORTHEDGE DEVELOPERS LLC, and TABLEAU SOFTWARE, INC., dated January 18, 2017.	10-Q	001-35925	10.1	8/9/2017
10.25	Second Amendment to Office Lease Agreement between NORTHEDGE DEVELOPERS LLC, and TABLEAU SOFTWARE, INC., dated June 1, 2017.	10-Q	001-35925	10.2	8/9/2017
21.1	List of subsidiaries.	10-K	001-35925	21.1	2/25/2016

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	X
24.1	Power of Attorney (included on the signature page hereto).	X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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
ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 22nd day of February, 2019.

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

Signature	Title	Date
/s/ Adam Selipsky	President, Chief Executive Officer and Director (principal executive officer)	February 22, 2019
Adam Selipsky

/s/ Damon Fletcher	Chief Financial Officer (principal financial and accounting officer)	February 22, 2019
Damon Fletcher

/s/ Christian Chabot	Co-founder and Chairman of the Board	February 21, 2019
Christian Chabot

/s/ Patrick Hanrahan	Chief Scientist, Co-founder and Director	February 21, 2019
Patrick Hanrahan

/s/ Christopher Stolte	Co-founder and Director	February 21, 2019
Christopher Stolte

/s/ Billy Bosworth	Director	February 21, 2019
Billy Bosworth

/s/ Brooke Seawell	Director	February 21, 2019
Brooke Seawell

/s/ Elliott Jurgensen, Jr.	Director	February 21, 2019
Elliott Jurgensen, Jr.

/s/ John McAdam	Director	February 21, 2019
John McAdam

/s/ Hilarie Koplow-McAdams	Director	February 21, 2019
Hilarie Koplow-McAdams

/s/ Gerri Martin-Flickinger	Director	February 21, 2019
Gerri Martin-Flickinger