Form 10-Q
period 2019-03-31
Tableau Software Inc
filed 2019-05-06
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(206) 633-3400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.0001	DATA	New York Stock Exchange

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

As of April 30, 2019, there were approximately 75,799,434 shares of the Registrant's Class A common stock and 10,380,023 shares of the Registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$501,056	$653,022
Short-term investments	554,042	369,355
Accounts receivable, net of allowance for doubtful accounts of $1,809 and $1,608	177,188	236,063
Prepaid expenses and other current assets	172,498	155,012
Income taxes receivable	2,422	2,268
Total current assets	1,407,206	1,415,720
Long-term investments	4,668	26,278
Property and equipment, net	102,477	94,537
Operating lease right-of-use assets	217,796	—
Goodwill	45,430	42,530
Deferred income taxes	5,633	4,733
Other long-term assets	56,446	50,927
Total assets	$1,839,656	$1,634,725
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$12,201	$6,652
Accrued compensation and employee-related benefits	89,380	105,155
Other accrued liabilities	72,457	55,896
Income taxes payable	1,312	2,982
Deferred revenue	362,740	377,892
Total current liabilities	538,090	548,577
Deferred revenue	19,445	16,306
Operating lease liabilities	251,904	—
Other long-term liabilities	11,232	56,257
Total liabilities	820,671	621,140
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 10,380,023 and 11,042,131 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1	1
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 75,797,384 and 73,314,823 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	8	7
Additional paid-in capital	1,432,437	1,340,628
Accumulated other comprehensive loss	(8,986)	(11,458)
Accumulated deficit	(404,475)	(315,593)
Total stockholders' equity	1,018,985	1,013,585
Total liabilities and stockholders' equity	$1,839,656	$1,634,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Revenues
License	$117,552	$108,793
Maintenance and services	164,908	137,414
Total revenues	282,460	246,207
Cost of revenues
License	5,627	3,954
Maintenance and services	33,802	28,471
Total cost of revenues (1)	39,429	32,425
Gross profit	243,031	213,782
Operating expenses
Sales and marketing (1)	162,342	138,406
Research and development (1)	112,144	93,505
General and administrative (1)	61,725	32,250
Total operating expenses	336,211	264,161
Operating loss	(93,180)	(50,379)
Other income, net	5,186	1,462
Loss before income tax expense (benefit)	(87,994)	(48,917)
Income tax expense (benefit)	888	(2,445)
Net loss	$(88,882)	$(46,472)

Net loss per share:
Basic	$(1.04)	$(0.57)
Diluted	$(1.04)	$(0.57)

Weighted average shares used to compute net loss per share:
Basic	85,434	81,039
Diluted	85,434	81,039

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenues	$3,852	$2,987
Sales and marketing	22,993	20,015
Research and development	31,641	25,157
General and administrative	7,133	7,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net loss	$(88,882)	$(46,472)
Other comprehensive income (loss), net of tax:
Foreign currency translation	1,764	586
Net unrealized gain (loss) on available-for-sale securities	708	(849)
Comprehensive loss	$(86,410)	$(46,735)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(in thousands, except share information)
Balances as of December 31, 2018	84,356,954	$8	$1,340,628	$(11,458)	$(315,593)	$1,013,585
Issuance of common stock	1,646,055	1	6,286	—	—	6,287
Repurchase of common stock	(34,986)	—	(4,326)	—	—	(4,326)
Stock-based compensation expense	—	—	65,619	—	—	65,619
Donation of Class A common stock	209,384	—	24,230	—	—	24,230
Other comprehensive income, net	—	—	—	2,472	—	2,472
Net loss	—	—	—	—	(88,882)	(88,882)
Balances as of March 31, 2019	86,177,407	$9	$1,432,437	$(8,986)	$(404,475)	$1,018,985

	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(in thousands, except share information)
Balances as of December 31, 2017	80,462,345	$8	$1,168,563	$(11,991)	$(402,957)	$753,623
Cumulative effect of a change in accounting principle related to revenue recognition	—	—	—	1,683	164,406	166,089
Issuance of common stock	1,438,949	—	2,492	—	—	2,492
Repurchase of common stock	(366,160)	—	(30,007)	—	—	(30,007)
Stock-based compensation expense	—	—	64,411	—	—	64,411
Other comprehensive loss, net	—	—	—	(263)	—	(263)
Net loss	—	—	—	—	(46,472)	(46,472)
Balances as of March 31, 2018	81,535,134	$8	$1,205,459	$(10,571)	$(285,023)	$909,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating activities
Net loss	$(88,882)	$(46,472)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	14,863	9,647
Amortization (accretion) on investments, net	(723)	118
Stock-based compensation expense	65,619	55,763
Donation of Class A common stock	24,230	—
Deferred income taxes	(1,597)	(4,226)
Changes in operating assets and liabilities
Accounts receivable, net	58,184	73,012
Prepaid expenses and other assets	(22,864)	(22,891)
Income taxes receivable	(137)	(194)
Deferred revenue	(10,176)	(7,507)
Accounts payable and accrued liabilities	(12,717)	(4,279)
Income taxes payable	(1,651)	(356)
Net cash provided by operating activities	24,149	52,615
Investing activities
Purchases of property and equipment	(12,042)	(5,251)
Business combination	(4,500)	—
Purchases of investments	(254,019)	(102,450)
Maturities of investments	92,371	77,385
Sales of investments	—	99
Net cash used in investing activities	(178,190)	(30,217)
Financing activities
Proceeds from issuance of common stock	6,287	2,492
Repurchases of common stock	(4,326)	(30,007)
Net cash provided by (used in) financing activities	1,961	(27,515)
Effect of exchange rate changes on cash and cash equivalents	114	1,233
Net decrease in cash and cash equivalents	(151,966)	(3,884)
Cash and cash equivalents
Beginning of period	653,022	627,878
End of period	$501,056	$623,994

Non-cash activities
Accrued purchases of property and equipment	$10,739	$4,192

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.
In the opinion of management, the unaudited condensed consolidated financial statements and accompanying notes include all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include but are not limited to: the collectability of our receivables; the evaluation of our contract assets for impairment; the useful lives of our long-lived assets; the benefit period for deferred commissions; the valuation of investments and the determination of other-than-temporary impairments; the discount rates used in measuring our operating lease liabilities; and the reported amounts of accrued liabilities. For revenue, we make estimates and assumptions related to the standalone selling prices of our products and services and the nature and timing of the delivery of performance obligations from our contracts with customers. We also use estimates in stock-based compensation, income taxes and business combinations. Actual results could differ from those estimates.
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

Segments
We follow the authoritative literature that establishes annual and interim reporting standards for operating segments and related disclosures about products and services, geographic regions and major customers.
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
We extend credit to customers based upon an evaluation of the customer's financial condition. As of March 31, 2019 and December 31, 2018, no individual customer accounted for 10% or more of total accounts receivable or 10% or more of our total contract assets. For the three months ended 2019 and 2018, no individual customer accounted for 10% or more of our total revenues.
Leases - Accounting Standards Codification 842
Leases arise from contracts which convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. Our leasing arrangements are primarily for office space we use to conduct our operations. We determine whether contracts include a lease at the inception date, which is generally upon contract signing, considering factors such as whether the contract includes an asset which is physically distinct, which party obtains substantially all of the capacity and economic benefit of the asset, and which party directs how, and for what purpose, the asset is used during the contractual period of use. Our leases commence when the lessor makes the asset available for our use. At commencement we record a lease liability at the present value of future lease payments, net of any future lease incentives to be received. Many of our lease agreements include cancellable future periods subject to termination or extension options. We do not include cancellable lease periods in our future lease payments unless we are reasonably certain to continue to utilize the asset for those periods. We calculate the present value of future lease payments at commencement using a discount rate which we estimate as the collateralized borrowing rate we would incur on our future lease payments over a similar term. At commencement we also record a corresponding right-of-use asset, which is calculated based on the amount of the lease liability, adjusted for any advance lease payments paid, initial direct costs incurred or lease incentives received prior to commencement. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.
Leases are classified at commencement as either operating or finance leases. As of March 31, 2019, all of our leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date.
In accounting for leases, we utilize certain practical expedients and policy elections available under the lease accounting standard. For example, we do not record right-of-use assets or lease liabilities for leases with terms of 12 months or less. For contracts containing real estate leases, we combine lease and non-lease components. The primary impact of this policy election is that we include in our calculation of lease liabilities any fixed and noncancelable future payments due under the contract for items such as parking, common area maintenance, utilities and other costs. Lease-related costs which are variable rather than fixed are expensed in the period incurred.
Assumptions, judgments and estimates impacting the carrying value of our right-of-use assets and liabilities include evaluating whether an arrangement contains a lease, determining whether the lease term should include any cancellable future periods, estimating the discount rate used to calculate our lease liabilities, estimating the fair value and useful life of the leased asset for the purpose of classifying the lease as an operating or finance lease, evaluating whether a lease contract amendment represents a new lease agreement or a modification to the existing lease and evaluating our right-of-use assets for impairment.
We also account for all subleases from the perspective of a lessor. We evaluate the duration of subleases based on the reasonable certainty of any sublessor termination and extension options, as well as the lease term for the underlying asset. As of March 31, 2019, all of our subleases are classified as operating leases. For subleases classified as operating leases, we record sublease income as a reduction of operating expense on the straight-line method over the lease term.
Our accounting policy under the previous lease standard, Accounting Standards Codification ("ASC") 840, is included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 22, 2019.
Recently Adopted Accounting Pronouncements
We adopted the new lease accounting standard, ASC 842, on January 1, 2019 using the modified retrospective transition method, and recorded a balance sheet adjustment on the date of adoption. The new lease standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases, and also requires additional quantitative and qualitative disclosures to enable users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In adopting ASC 842, we utilized certain practical expedients available under the standard. These practical expedients include waiving reassessment of conclusions reached under the previous lease standard as to whether contracts contain leases, not recording right-of-use assets or lease liabilities for leases with terms of 12 months or less, how to classify leases identified and how to account for initial direct costs incurred. We also utilized the practical expedient to use hindsight as of the date of adoption to determine the terms of our leases and to evaluate our right-of-use assets for impairment.
We recorded the following adjustments to our consolidated balance sheet on the date of adoption:

	December 31, 2018	January 1, 2019
	As Reported	Adjustment Recorded	Adjusted Balance
	(in thousands)
Prepaid expenses and other current assets	$155,012	$(378)	$154,634
Operating lease right-of-use assets	—	210,914	210,914
Other long-term assets	50,927	(28)	50,899
Other accrued liabilities	55,896	14,500	70,396
Operating lease liabilities	—	242,916	242,916
Other long-term liabilities	56,257	(46,908)	9,349
See Note 5 of the accompanying notes to the condensed consolidated financial statements for additional information regarding our operating leases.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, related to credit losses. The new guidance replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. We will adopt this standard in the first quarter of 2020. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Note 3. Short-Term and Long-Term Investments
The following tables present our short-term and long-term investments in available-for-sale securities based on remaining contractual years to maturity:

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Short-term investments
Commercial paper	$32,754	$—	$—	$32,754
U.S. treasury securities	359,659	139	(233)	359,565
U.S. agency securities	16,300	1	(16)	16,285
Corporate bonds	145,504	21	(87)	145,438
Total short-term investments	554,217	161	(336)	554,042
Long-term investments
Corporate bonds	4,663	6	(1)	4,668
Total long-term investments	4,663	6	(1)	4,668
Total short-term and long-term investments	$558,880	$167	$(337)	$558,710

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Short-term investments
Commercial paper	$7,949	$—	$—	$7,949
U.S. treasury securities	206,486	24	(457)	206,053
U.S. agency securities	18,576	—	(61)	18,515
Corporate bonds	137,119	—	(281)	136,838
Total short-term investments	370,130	24	(799)	369,355
Long-term investments
U.S. treasury securities	13,352	5	(50)	13,307
Corporate bonds	13,025	2	(56)	12,971
Total long-term investments	26,377	7	(106)	26,278
Total short-term and long-term investments	$396,507	$31	$(905)	$395,633

The following tables present the fair values and the gross unrealized losses related to our investments in available-for-sale securities that were in an unrealized loss position as of March 31, 2019 and December 31, 2018, summarized by the length of time that the investments have been in a continuous unrealized loss position:

	March 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Short-term investments
U.S. treasury securities	$80,890	$(11)	$99,972	$(222)	$180,862	$(233)
U.S. agency securities	2,059	—	8,560	(16)	10,619	(16)
Corporate bonds	78,539	(16)	36,982	(71)	115,521	(87)
Total short-term investments	161,488	(27)	145,514	(309)	307,002	(336)
Long-term investments
Corporate bonds	2,988	(1)	—	—	2,988	(1)
Total long-term investments	2,988	(1)	—	—	2,988	(1)
Total short-term and long-term investments	$164,476	$(28)	$145,514	$(309)	$309,990	$(337)

	December 31, 2018
	Less Than 12 Months			12 Months or Greater		Total
	Fair Value		Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Short-term investments
U.S. treasury securities	$89,320		$(143)	$79,472	$(314)	$168,792	$(457)
U.S. agency securities	—		—	18,515	(61)	18,515	(61)
Corporate bonds	91,455		(131)	45,383	(150)	136,838	(281)
Total short-term investments	180,775		(274)	143,370	(525)	324,145	(799)
Long-term investments
U.S. treasury securities	9,855		(50)	—	—	9,855	(50)
Corporate bonds	11,389		(56)	—	—	11,389	(56)
Total long-term investments	21,244	—	(106)	—	—	21,244	(106)
Total short-term and long-term investments	$202,019		$(380)	$143,370	$(525)	$345,389	$(905)
The unrealized losses on investments as of March 31, 2019 were primarily caused by increases in interest rates. None of the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2019.
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
The following tables present the fair value of our financial assets using the fair value hierarchy:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$396,563	$—	$—	$396,563
Commercial paper	—	31,970	—	31,970
U.S. agency securities	—	7,995	—	7,995
Short-term investments
Commercial paper	—	32,754	—	32,754
U.S. treasury securities	—	359,565	—	359,565
U.S. agency securities	—	16,285	—	16,285
Corporate bonds	—	145,438	—	145,438
Long-term investments
Corporate bonds	—	4,668	—	4,668
Total	$396,563	$598,675	$—	$995,238

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$610,732	$—	$—	$610,732
Corporate bonds	—	3,009	—	3,009
Short-term investments
Commercial paper	—	7,949	—	7,949
U.S. treasury securities	—	206,053	—	206,053
U.S. agency securities	—	18,515	—	18,515
Corporate bonds	—	136,838	—	136,838
Long-term investments
U.S. treasury securities	—	13,307	—	13,307
Corporate bonds	—	12,971	—	12,971
Total	$610,732	$398,642	$—	$1,009,374

We did not have any investments in prime money market funds as of March 31, 2019 or December 31, 2018. We did not have any material financial assets or liabilities measured using Level 3 inputs as of March 31, 2019 or December 31, 2018.
Note 5. Leases
Our leasing arrangements are primarily for office space we use to conduct our operations. We have subleased some office space for all or part of the associated head lease. The following table presents our future lease payments for long-term operating leases, net of expected sublease income, as of March 31, 2019:

Period	Operating Lease Commitments	Expected Sublease Receipts	Net Future Operating Lease Commitments
	(in thousands)
Remainder of 2019	$20,898	$(7,337)	$13,561
2020	43,277	(7,897)	35,380
2021	47,353	(1,207)	46,146
2022	46,706	(625)	46,081
2023	47,577	(128)	47,449
Thereafter	144,237	—	144,237
Total	$350,048	$(17,194)	$332,854
Less: Imputed interest	(80,670)
Total operating lease liabilities	$269,378
Cash paid for operating lease liabilities for the three months ended March 31, 2019 was $11.0 million. We recorded $13.5 million in non-cash increases to our operating lease right-of-use assets and operating lease liabilities as a result of leases that commenced or were modified during the three months ended March 31, 2019.
As of March 31, 2019, we had signed leases for additional office space that had not yet commenced. Future noncancellable lease payments associated with these agreements total $18.0 million, payable over lease terms ranging from four to seven years.
The following table presents supplemental balance sheet information related to leases as of March 31, 2019:

March 31, 2019
(dollars in thousands)
Other accrued liabilities	$17,474
Operating lease liabilities	251,904
Total operating lease liabilities	$269,378

Weighted average remaining lease term (in years)	7.9
Weighted average discount rate	6.2%
The components of our lease expense for the three months ended March 31, 2019 were as follows:

Three Months Ended March 31, 2019
(in thousands)
Operating lease costs	$11,539
Variable lease costs	3,003
Short-term lease costs	1,807
Sublease income	(2,401)
Total lease cost, net	$13,948

Under ASC 840, the previous lease standard, total rent expense under operating leases, net of sublease income, was approximately $8.6 million for the three months ended March 31, 2018.
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
Preferred Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 10,000,000 shares of preferred stock at $0.0001 par value per share. Our board of directors has the authority to provide for the issuance of all the shares in one or more series. At its discretion, our board of directors may designate the voting rights and preferences of the preferred stock. As of March 31, 2019 and December 31, 2018, no shares of preferred stock were outstanding.
Donation to Tableau Foundation
On January 3, 2019, we donated 209,384 shares of our Class A common stock to Tableau Foundation, a donor-advised charitable fund. We recorded a charge of $24.2 million to general and administrative expense based on the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of donation.
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
During the three months ended March 31, 2019, we repurchased 34,986 shares of our outstanding Class A common stock at an average price of $123.64 per share for $4.3 million. During the three months ended March 31, 2018, we repurchased 366,160 shares of our outstanding Class A common stock at an average price of $81.95 per share for $30.0 million. All repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of March 31, 2019, we were authorized to repurchase a remaining $275.7 million of our Class A common stock under our repurchase program.
Note 7. Revenue
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

Contract Assets and Contract Liabilities
The following table presents the activity impacting our contract assets during the three months ended March 31, 2019:

Contract Assets
(in thousands)
Balance at December 31, 2018	$105,593
Contract assets transferred to receivables	(15,744)
Additions to contract assets	31,750
Balance at March 31, 2019	$121,599
Contract assets are included in prepaid expenses and other current assets. There were no material impairments of contract assets during the three months ended March 31, 2019.
The following table presents the activity impacting our deferred revenue balances during the three months ended March 31, 2019:

Deferred Revenue
(in thousands)
Balance at December 31, 2018	$394,198
Deferred revenue recognized	(145,527)
Additional amounts deferred	133,514
Balance at March 31, 2019	$382,185
Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We amortize these deferred costs proportionate with related revenues over the benefit period, currently estimated to be four years.
The following table presents the activity impacting our deferred contract costs during the three months ended March 31, 2019:

Deferred Contract Costs
(in thousands)
Balance at December 31, 2018	$51,401
Additional contract costs deferred	8,956
Amortization of deferred contract costs	(4,449)
Balance at March 31, 2019	$55,908
As of March 31, 2019, $18.8 million of our deferred contract costs are expected to be amortized within the next 12 months and therefore are included in prepaid expenses and other current assets. The remaining amount of our deferred contract costs are included in other long-term assets. There were no material impairments of assets related to deferred contract costs during the three months ended March 31, 2019. There were no assets recognized related to our costs to fulfill contracts during the three months ended March 31, 2019 as these costs were not material.
Remaining Performance Obligations
Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of March 31, 2019, amounts allocated to these additional contractual obligations are $254.0 million, of which we expect to recognize $212.5 million as revenue over the next 24 months with the remaining amount thereafter. These amounts include additional performance obligations that are not yet recorded in our consolidated balance sheet.
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
A summary of the option activity during the three months ended March 31, 2019 follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2018	1,919,383	$10.44
Options exercised	(858,856)	7.32
Balances at March 31, 2019	1,060,527	$12.97	3.39	$121,227
Vested and expected to vest at March 31, 2019	1,060,527	$12.97	3.39	$121,227
Exercisable at March 31, 2019	1,032,402	$11.83	3.28	$119,191
The intrinsic value is the difference between the fair value of our Class A common stock as of March 31, 2019 and the exercise price of each of the respective stock options.
A summary of the RSU activity, including RSU awards subject to technology milestones, during the three months ended March 31, 2019 follows:

	Number of Shares Underlying Outstanding RSUs	Weighted Average Grant-Date Fair Value per RSU
Non-Vested outstanding at December 31, 2018	7,194,454	$77.66
RSUs granted	1,618,660	129.34
RSUs vested	(787,199)	71.21
RSUs forfeited	(203,880)	75.10
Non-Vested outstanding at March 31, 2019	7,822,035	$89.07
Additionally during the three months ended March 31, 2019, we granted RSU awards subject to performance conditions other than technology milestones, under which certain executives and key employees may earn up to 70,879 RSUs. Vesting of these awards is dependent upon achievement of specified revenue goals.
An RSU award entitles the holder to receive shares of our Class A common stock as the award vests, which is generally based on length of service. Our non-vested RSUs do not have nonforfeitable rights to dividends or dividend equivalents.
Stock-based compensation expense is recognized using the straight-line method over the requisite service period. We account for forfeitures as they occur. For RSU awards subject to technology milestones or other performance conditions, we recognize compensation cost over the estimated requisite service period if we believe it is probable that the associated technology milestones or other performance conditions will be met. If our assessment of the probability of the technology milestones or other performance conditions being met changes, we recognize the impact of the change in estimate in the period of the change.
As of March 31, 2019, total unrecognized compensation expense related to stock options and non-vested RSUs, including RSU awards subject to technology milestones or other performance conditions, was $642.3 million, which is expected to be recognized over a weighted average period of 3.1 years.
The summary of shares available for issuance of equity-based awards (including stock options, RSUs, including RSU awards subject to technology milestones or other performance conditions, and shares issuable under our 2013 ESPP) during the three months ended March 31, 2019 follows:

	Shares Available for Grant
	2013 Plan	2013 ESPP
Balances at December 31, 2018	7,687,965	3,979,544
Authorized	4,217,847	843,569
Granted	(1,689,539)	—
Forfeited	203,880	—
Balances at March 31, 2019	10,420,153	4,823,113
Note 9. Income Taxes
The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate, excluding jurisdictions for which no benefit can be recognized due to valuation allowance, and adjusted for discrete items, if any, in the relevant period. However, given current and expected operating activities during the year, estimating a reliable annual effective tax rate has become increasingly difficult. Even small changes in forecasted results can produce significant changes to our annual effective tax rate. Therefore, we have determined that the actual year to date effective tax rate is the best estimate for the reporting period ended March 31, 2019. We will continue to utilize this methodology until reliable estimates of the annual effective tax rate can be made.
Our effective tax rate is impacted by, and differs from the federal statutory rate primarily due to, the full valuation allowance on our U.S. federal and state deferred tax assets, the effect of income or losses incurred in foreign jurisdictions where the statutory tax rate differs from the federal statutory rate and non-deductible stock-based compensation.
We recognized income tax expense of $0.9 million for the three months ended March 31, 2019, compared to an income tax benefit of $2.4 million for the three months ended March 31, 2018. Our effective tax rate was (1.0)% for the three months ended March 31, 2019, compared to 5.0% for the three months ended March 31, 2018. The difference in the effective tax rates for the three month periods is primarily attributable to increased losses incurred in foreign jurisdictions where related tax benefits are not available.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years. As of March 31, 2019, we maintain a full valuation allowance on our U.S. federal and state deferred tax assets.
Note 10. Commitments and Contingencies
Contractual Commitments
Our non-lease contractual commitments are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. There have been no material changes to our non-lease contractual commitments compared to those discussed in Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Legal Proceedings
Securities Litigation. On July 28, 2017, and August 2, 2017, respectively, two substantially similar securities class action complaints were filed against the Company and two of its current and former executive officers. The first complaint was filed in the U.S. District for the Southern District of New York (the "Scheufele Action").  The

second complaint was filed in the U.S. District Court for the Western District of Washington (the "Abarrientos Action"). On October 17, 2017, the Abarrientos Action was voluntarily dismissed. On October 18, 2017, the Court appointed a lead plaintiff and lead counsel in the Scheufele Action. On December 8, 2017, lead plaintiff filed an amended complaint, which alleged that between February 5, 2015 and February 4, 2016, the Company and certain of its executive officers violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, in connection with statements regarding the Company's business and operations by allegedly failing to disclose that product launches and software upgrades by competitors were negatively impacting the Company's competitive position and profitability. The amended complaint sought unspecified damages, interest, attorneys' fees and other costs. Defendants filed a motion to dismiss the amended complaint on January 12, 2018. On February 2, 2018, lead plaintiff filed a second amended complaint (the "SAC"), which contains substantially similar allegations as the amended complaint, and adds as defendants two of the Company's current and former executive officers and directors. Defendants filed a motion to dismiss the SAC on March 13, 2018. On February 8, 2019, the court denied Defendants' motion to dismiss the SAC.  Defendants filed an answer to the SAC on March 1, 2019, and subsequently amended their answer on April 18, 2019. There is currently no scheduling order set in this matter.
Derivative Litigation. On August 7, 2018, a shareholder derivative action was filed in the United States District Court for the District of Delaware, allegedly on behalf of and for the benefit of the Company, against certain of our current and former directors and officers. The Company was named as a nominal defendant. The derivative action arises out of many of the factual allegations at issue in the above-referenced securities litigation, and generally alleges that the individual defendants breached fiduciary duties owed to the Company. The complaint seeks unspecified damages and equitable relief, attorneys' fees, costs and expenses. The case is currently stayed.
We believe the lawsuits are without merit and intend to vigorously defend. We are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.
In the ordinary course of business, we are also involved in various legal proceedings and claims related to intellectual property rights, commercial disputes, employment and wage and hour laws, alleged securities laws violations or other investor claims and other matters. We evaluate these claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and potential adverse result. We make a provision for a liability relating to a claim when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When we make such provisions, they are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. We recognize legal expenses as incurred.
Management does not expect these proceedings or lawsuits to have a material impact on the liquidity, results of operations, or financial condition of the Company; however, litigation is inherently uncertain and the actual losses incurred in the event that our legal proceedings were to result in unfavorable outcomes could have a material adverse effect on our business and financial performance.
Note 11. Segments and Information about Revenues by Geographic Area
The following table presents our revenues by geographic region of end users who purchased products or services for the periods presented below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
United States and Canada	$196,902	$167,799
International	85,558	78,408
Total revenues	$282,460	$246,207
For the three months ended March 31, 2019 and 2018, no individual country other than the United States represented 10% or more of our total revenues.

Note 12. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Net loss per share - basic and diluted
Net loss	$(88,882)	$(46,472)
Weighted average shares outstanding used to compute basic and diluted net loss per share	85,434	81,039
Net loss per share - basic and diluted	$(1.04)	$(0.57)
The following table presents shares which were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Shares subject to outstanding common stock awards	9,032	11,193

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 22, 2019.
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
We were founded in January 2003, and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010, our first version of Tableau Online in July 2013 and our first version of Tableau Prep in April 2018. Building on our foundational technology innovations, we continue to expand and improve our platform. For example, in February 2019, we released Tableau 2019.1 which introduced Ask Data, which leverages natural language processing to enable customers to ask questions of their data in plain language. Also in February 2019, we released Tableau Prep Conductor, which enables organizations to schedule and manage self-service data preparation at scale. Tableau Prep Conductor is part of a new offering called the Tableau Data Management Add-On.
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
We generate revenues primarily in the form of software license fees and related maintenance and services fees. Software license revenues include fees from the sales of term, subscription and perpetual licenses to new and existing customers. Revenues from term and subscription licenses have been increasing in recent periods as we have been transitioning to a more subscription-based business model. Revenues from term and subscription licenses include license revenues from Tableau Online, term license agreements and original equipment manufacturer ("OEM") arrangements. We expect revenues from term and subscription licenses will continue to become a larger percentage of our total license revenues.
Maintenance and services revenues primarily consist of revenues recognized from the sale of maintenance agreements (including support and unspecified upgrades and enhancements if and when they are available) and, to a lesser extent, for training and professional services that help our customers maximize the benefits from using our products. A substantial majority of our maintenance and services revenues to date have been attributable to revenues from maintenance agreements that are recognized ratably over the maintenance period. Our contracts with customers for on-premises software licenses include maintenance services, with the opportunity to renew maintenance service thereafter. Some customers provide purchase commitments upfront for multiple years of term or subscription software licenses and maintenance services. We expect that maintenance and services revenues will continue to increase due to growth in the adoption of our products from new and existing customers. We also expect that this growth, combined with the continued shift to a more subscription-based business model, will continue to result in a larger proportion of our total revenues that will be recognized from recurring sources.
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
With approximately 30% of our total revenues generated from customers located outside the United States and Canada for the three months ended March 31, 2019, we believe there is significant opportunity to expand our international business. Our products currently support eight languages, and we are expanding our direct sales force and indirect sales channels outside the United States.
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
We had 16 customer accounts that purchased greater than $1.0 million during the three months ended March 31, 2019, compared to 13 during the three months ended March 31, 2018. We anticipate that the quantity of customer accounts that purchase more than $1.0 million during the quarter will continue to fluctuate on a quarter by quarter basis. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
We use Subscription Annual Recurring Revenue (“Subscription ARR”) and Total Annual Recurring Revenue (“Total ARR”) to assess the results of our transition to a more subscription-based business model. Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period. Subscription ARR includes term license agreements and renewals and Tableau Online subscriptions and renewals. As of March 31, 2019, Subscription ARR was $510.1 million, up from $237.5 million as of March 31, 2018. Total ARR represents the annualized recurring value of all active contracts at the end of a reporting period. Total ARR includes Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period. As of March 31, 2019, Total ARR was $902.0 million, up from $641.9 million as of March 31, 2018.
We measure renewal rates for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our renewal rate is measured three months after the 12-month period ends to account for late renewals. Our renewal rate for the 12-month period ended December 31, 2018 was over 90%.
Factors Affecting Our Performance
We believe that our performance and future success are dependent upon a number of factors, including our ability to continue to expand and further penetrate our customer base; our ability to innovate and enhance our products; our ability to invest in our infrastructure; and shifts in the mix and timing of our sales. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address. See the section of this report titled "Item 1A. Risk Factors."
Investment in Expansion and Further Penetration of Our Customer Base
Our performance depends on our ability to continue to attract new customers and to increase adoption of our products within our existing customer base, both domestically and internationally. Our ability to increase adoption among existing customers is important to our business model. We operate in a rapidly growing analytics and business intelligence software market. We believe that we are well-positioned in the market to expand our customer base and to increase adoption of our products within and across our existing customers, including further adoption of our term and subscription software licenses. Our term and subscription license offerings, including our role-based subscription offerings, reduce initial investment costs, which allows customers to more easily deploy Tableau at scale. We expect revenues from term and subscription licenses will continue to become a larger percentage of our total license revenues.
In order to expand and further penetrate our customer base, we have made and plan to continue to make investments to grow our direct sales teams and indirect sales channels and to increase our brand awareness. We plan to continue to increase the size of our sales and marketing team domestically and internationally. We also intend to continue to expand our marketing efforts to increase our brand awareness.
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
Our sales mix is also impacted by our continued transition to a more subscription-based business model. In April 2018, we introduced role-based subscription offerings to help organizations scale analytics. Our Tableau Creator, Explorer and Viewer subscriptions each provide tailored combinations of Tableau's analytical capabilities that are designed for different user needs, from sophisticated analysts to casual users. In February 2019, we released Tableau Prep Conductor, which enables organizations to schedule and manage self-service data preparation at scale. Tableau Prep Conductor is part of a new offering called the Tableau Data Management Add-On.
Components of Operating Results
Revenues
License revenues.  License revenues consist of revenues recognized from the sale of perpetual, term and subscription licenses to new and existing customers. Our on-premises software licenses are sold through both perpetual and term-based license agreements. We also generate license revenues from the sale of software OEM arrangements and from sales of Tableau Online, a hosted subscription which allows customers to access our software during a contractual period without taking possession of the software. Revenues from Tableau Online are included in license revenues.
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
Cost of Revenues
Cost of license revenues.  Cost of license revenues primarily consists of referral fees paid to third parties, expenses related to hosting Tableau Online, amortization of acquired intangible assets and other costs including providing support and allocated overhead. Allocated overhead includes overhead costs for depreciation of equipment, facilities (consisting of leasehold improvements amortization and rent) and technical operations (including costs for compensation of our personnel and costs associated with our infrastructure). We expect that the cost of license revenues will increase as a percentage of license revenues as sales of subscriptions to Tableau Online increase.
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
General and administrative.  General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, legal, human resources and administrative personnel, allocated overhead, which includes facilities-related costs, as well as outsourced legal, accounting and other professional services fees. Excluding the $24.2 million impact of the January 2019 donation of our Class A common stock, we expect that general and administrative expenses will continue to increase, in absolute dollars, as we further expand our operations both domestically and internationally.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments balances and gains and losses on foreign currency transactions.
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
There were no material changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on February 22, 2019.
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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$117,552	$108,793
Maintenance and services	164,908	137,414
Total revenues	282,460	246,207
Cost of revenues
License	5,627	3,954
Maintenance and services	33,802	28,471
Total cost of revenues (1)	39,429	32,425
Gross profit	243,031	213,782
Operating expenses
Sales and marketing (1)	162,342	138,406
Research and development (1)	112,144	93,505
General and administrative (1)	61,725	32,250
Total operating expenses	336,211	264,161
Operating loss	(93,180)	(50,379)
Other income, net	5,186	1,462
Loss before income tax expense	(87,994)	(48,917)
Income tax expense (benefit)	888	(2,445)
Net loss	$(88,882)	$(46,472)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenues	$3,852	$2,987
Sales and marketing	22,993	20,015
Research and development	31,641	25,157
General and administrative	7,133	7,604

	Three Months Ended March 31,
	2019	2018
	(as a percentage of total revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	41.6%	44.2%
Maintenance and services	58.4%	55.8%
Total revenues	100.0%	100.0%
Cost of revenues
License	2.0%	1.6%
Maintenance and services	12.0%	11.6%
Total cost of revenues	14.0%	13.2%
Gross profit	86.0%	86.8%
Operating expenses
Sales and marketing	57.5%	56.2%
Research and development	39.7%	38.0%
General and administrative	21.9%	13.1%
Total operating expenses	119.0%	107.3%
Operating loss	(33.0)%	(20.5)%
Other income, net	1.8%	0.6%
Loss before income tax expense	(31.2)%	(19.9)%
Income tax expense (benefit)	0.3%	(1.0)%
Net loss	(31.5)%	(18.9)%

Comparison of Three Months Ended March 31, 2019 and 2018
Revenues

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Revenues
License	$117,552	$108,793	8.1%
Maintenance and services	164,908	137,414	20.0%
Total revenues	$282,460	$246,207	14.7%
Total revenues increased $36.3 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. License revenues increased $8.8 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in license revenues was impacted by the continued growth in customer demand for our term and subscription licenses. Unit sales prices for term and subscription licenses are lower than comparable perpetual licenses. Maintenance and services revenues increased $27.5 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 driven by increased demand for our products and services and supported by renewals of existing maintenance agreements with our customers. For example, our renewal rate for the 12-month period ended December 31, 2018 was over 90%. Our renewal rate is measured three months after the 12-month period ends to account for late renewals.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Cost of revenues
License	$5,627	$3,954	42.3%
Maintenance and services	33,802	28,471	18.7%
Total cost of revenues	$39,429	$32,425	21.6%

	Three Months Ended March 31,
	2019	2018
Gross Margin
License	95.2%	96.4%
Maintenance and services	79.5%	79.3%
Total gross margin	86.0%	86.8%
Total cost of revenues increased $7.0 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was largely related to an increase in compensation expense of $4.2 million, primarily resulting from headcount growth to support the delivery of our maintenance and services and to support Tableau Online. The remainder of the increase was primarily attributable to a $1.8 million increase in allocated overhead, which includes facilities related costs.

Operating Expenses

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Operating expenses
Sales and marketing	$162,342	$138,406	17.3%
Research and development	112,144	93,505	19.9%
General and administrative	61,725	32,250	91.4%
Total operating expenses	$336,211	$264,161	27.3%
Sales and Marketing
Sales and marketing expenses increased $23.9 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was largely related to an increase in compensation expense of $17.4 million, which includes a $3.0 million increase in stock-based compensation expense, primarily resulting from headcount growth as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to a $3.8 million increase in marketing and travel-related costs for marketing promotions, customer events and advertising that promoted our brand and created market awareness for our technology offerings both domestically and internationally.
Research and Development
Research and development expenses increased $18.6 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was largely related to an increase in compensation expense of $17.9 million, which includes a $6.5 million increase in stock-based compensation expense, primarily resulting from headcount growth as part of our focus on further developing and enhancing our products.
General and Administrative
General and administrative expenses increased $29.5 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily attributable to $24.2 million of expense associated with the January 2019 donation of our Class A common stock. The increase was also related to an increase in compensation expense of $3.7 million primarily resulting from headcount growth to support our expansion both domestically and internationally.
Other Income, Net

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Other income, net	$5,186	$1,462
Other income, net increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a decrease in losses on foreign currency transactions and an increase in interest income earned on our cash equivalents and investments balances.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Income tax expense (benefit)	$888	$(2,445)
Effective tax rate	(1.0)%	5.0%
Our effective tax rate for the three months ended March 31, 2019 was (1.0)% compared to 5.0% for the three months ended March 31, 2018. The difference in the effective tax rates is primarily attributable to increased losses incurred in foreign jurisdictions where related tax benefits are not available.

See Note 9 of the accompanying notes to the condensed consolidated financial statements for additional information.
Non-GAAP Financial Measures
We believe that the use of non-GAAP gross profit and gross margin, non-GAAP operating expenses (sales and marketing, research and development, and general and administrative), non-GAAP operating income (loss) and operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per basic and diluted common share and free cash flow is helpful to our investors. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with GAAP. Non-GAAP gross profit is calculated by excluding stock-based compensation expense and expense related to amortization of acquired intangible assets, each to the extent attributable to the cost of revenues, from gross profit. Non-GAAP gross margin is the ratio calculated by dividing non-GAAP gross profit by total revenues. Non-GAAP sales and marketing expense is calculated by excluding stock-based compensation expense attributable to sales and marketing from sales and marketing expense. Non-GAAP research and development expense is calculated by excluding stock-based compensation expense attributable to research and development from research and development expense. Non-GAAP general and administrative expense is calculated by excluding stock-based compensation expense attributable to general and administrative and expense associated with the donation of our Class A common stock in the first quarter of 2019 from general and administrative expense. Non-GAAP operating income (loss) is calculated by excluding stock-based compensation expense, expense related to amortization of acquired intangible assets and expense associated with the donation of our Class A common stock in the first quarter of 2019 from operating income (loss). Non-GAAP operating margin is the ratio calculated by dividing non-GAAP operating income (loss) by total revenues. Non-GAAP net income (loss) is calculated by excluding stock-based compensation expense, expense related to amortization of acquired intangible assets, non-GAAP income tax adjustments and expense associated with the donation of our Class A common stock in the first quarter of 2019 from net income (loss). Non-GAAP net income (loss) per basic and diluted common share is calculated by dividing non-GAAP net income (loss) by the basic and diluted weighted average shares outstanding. Non-GAAP diluted weighted average shares outstanding includes the effect of dilutive shares in periods of non-GAAP net income.
Non-GAAP financial information is adjusted for a tax rate equal to our estimated tax rate on non-GAAP income over a three-year financial projection. This long-term rate is based on our estimated annual GAAP income tax rate forecast, adjusted to account for items excluded from GAAP income in calculating the non-GAAP financial measures. To determine this long-term non-GAAP tax rate, we evaluate a three-year financial projection that excludes the impact of non-cash stock-based compensation expense, expense related to amortization of acquired intangible assets and expense associated with the donation of our Class A common stock in the first quarter of 2019. The long-term non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The long-term non-GAAP tax rate applied to the three months ended March 31, 2019 and 2018 was 20%. The long-term non-GAAP tax rate assumes our deferred income tax assets will be realized based upon projected future taxable income, excluding stock-based compensation expense, expense related to amortization of acquired intangible assets and expense associated with the donation of our Class A common stock in the first quarter of 2019. We anticipate using this long-term non-GAAP tax rate in future periods and may provide updates to this rate on an annual basis, or more frequently if material changes occur.
Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company's non-cash expenses, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for meaningful comparisons between our operating results from period to period. The expense related to amortization of acquired intangible assets is dependent upon estimates and assumptions, which can vary significantly and are unique to each asset acquired; therefore, we believe non-GAAP measures that adjust for the amortization of acquired intangible assets provides investors a consistent basis for comparison across accounting periods. The non-cash expense related to the donation of our Class A common stock is not considered by our management team when evaluating our operating performance and is non-recurring in nature as we do not expect to make additional donations of our common stock in the foreseeable future; therefore, we believe non-GAAP measures that adjust for the expense associated with the donation of our Class A common stock in the first quarter of 2019 allow for meaningful comparisons between our operating results from period to period. All of these non-GAAP financial measures are important tools for financial and operational decision-making and for evaluating our operating results over different periods of time.
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
The following table summarizes our non-GAAP financial measures:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Non-GAAP gross profit	$247,485	$217,118
Non-GAAP gross margin	87.6%	88.2%
Non-GAAP sales and marketing	$139,349	$118,391
Non-GAAP research and development	$80,503	$68,348
Non-GAAP general and administrative	$30,362	$24,646
Non-GAAP operating income (loss)	$(2,729)	$5,733
Non-GAAP operating margin	(1.0)%	2.3%
Non-GAAP net income	$1,966	$5,756
Free cash flow	$12,107	$47,364
The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Gross profit	$243,031	$213,782
Excluding: Stock-based compensation expense	3,852	2,987
Excluding: Amortization of acquired intangible assets	602	349
Non-GAAP gross profit	$247,485	$217,118
The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Three Months Ended March 31,
	2019	2018
Gross margin	86.0%	86.8%
Excluding: Stock-based compensation expense	1.4%	1.2%
Excluding: Amortization of acquired intangible assets	0.2%	0.1%
Non-GAAP gross margin	87.6%	88.2%

The following table presents the reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Sales and marketing	$162,342	$138,406
Excluding: Stock-based compensation expense	(22,993)	(20,015)
Non-GAAP sales and marketing	$139,349	$118,391

Research and development	$112,144	$93,505
Excluding: Stock-based compensation expense	(31,641)	(25,157)
Non-GAAP research and development	$80,503	$68,348

General and administrative	$61,725	$32,250
Excluding: Stock-based compensation expense	(7,133)	(7,604)
Excluding: Donation of Class A common stock	(24,230)	—
Non-GAAP general and administrative	$30,362	$24,646
The following table presents the reconciliation of operating loss to non-GAAP operating income (loss):

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating loss	$(93,180)	$(50,379)
Excluding: Stock-based compensation expense	65,619	55,763
Excluding: Donation of Class A common stock	24,230	—
Excluding: Amortization of acquired intangible assets	602	349
Non-GAAP operating income (loss)	$(2,729)	$5,733
The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Three Months Ended March 31,
	2019	2018
Operating margin	(33.0)%	(20.5)%
Excluding: Stock-based compensation expense	23.2%	22.6%
Excluding: Donation of Class A common stock	8.6%	—%
Excluding: Amortization of acquired intangible assets	0.2%	0.1%
Non-GAAP operating margin	(1.0)%	2.3%

The following table presents the reconciliation of net loss to non-GAAP net income and non-GAAP net income per basic and diluted common share:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Net loss	$(88,882)	$(46,472)
Excluding: Stock-based compensation expense	65,619	55,763
Excluding: Donation of Class A common stock	24,230	—
Excluding: Amortization of acquired intangible assets	602	349
Income tax adjustments	397	(3,884)
Non-GAAP net income	$1,966	$5,756

Weighted average shares used to compute non-GAAP basic net income per share	85,434	81,039
Effect of potentially dilutive shares: stock awards	4,217	4,020
Weighted average shares used to compute non-GAAP diluted net income per share	89,651	85,059

Non-GAAP net income per share:
Basic	$0.02	$0.07
Diluted	$0.02	$0.07
The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$24,149	$52,615
Less: Purchases of property and equipment	(12,042)	(5,251)
Free cash flow	$12,107	$47,364
Net cash used in investing activities	$(178,190)	$(30,217)
Net cash provided by (used in) financing activities	$1,961	$(27,515)
Effect of exchange rate changes on cash and cash equivalents	$114	$1,233
Non-GAAP Operating Income (Loss)
Non-GAAP operating loss for the three months ended March 31, 2019 was $2.7 million compared to a non-GAAP operating income of $5.7 million for the three months ended March 31, 2018. The difference was primarily due to increases in our operating expenses relative to our total revenues. Increases in operating expenses were largely related to additional compensation expense, primarily resulting from headcount growth. Our revenue growth was impacted by changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses.
Non-GAAP Net Income
Non-GAAP net income for the three months ended March 31, 2019 was $2.0 million compared to a non-GAAP net income of $5.8 million for the three months ended March 31, 2018. The difference was primarily attributable to a non-GAAP operating loss of $2.7 million for the three months ended March 31, 2019 compared to a non-GAAP operating income of $5.7 million for the three months ended March 31, 2018, partially offset by the increase to other income, net for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Free Cash Flow
Free cash flow for the three months ended March 31, 2019 was $12.1 million compared to free cash flow of $47.4 million for the three months ended March 31, 2018. The decrease of $35.3 million was primarily attributable to the decrease in net cash provided by operating activities, and to a lesser extent, the increase in cash used for capital expenditures to support the growth of our business.
Liquidity and Capital Resources
As of March 31, 2019, we had cash and cash equivalents totaling $501.1 million, investments of $558.7 million, accounts receivable, net of $177.2 million and $869.1 million of working capital.
As of March 31, 2019, our cash and cash equivalents and short-term investments were held for working capital purposes and were held in cash deposits, money market funds, commercial paper, U.S. treasury securities, U.S. agency securities and corporate bonds. We intend to continue making capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced product and services offerings and the continued market acceptance of our products.
The following tables show our cash and cash equivalents, investments and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	March 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$501,056	$653,022
Short-term investments	554,042	369,355
Long-term investments	4,668	26,278

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$24,149	$52,615
Net cash used in investing activities	(178,190)	(30,217)
Net cash provided by (used in) financing activities	1,961	(27,515)
Effect of exchange rate changes	114	1,233
Net decrease in cash and cash equivalents	$(151,966)	$(3,884)
Operating Activities
Net cash provided by operating activities was $24.1 million for the three months ended March 31, 2019 as a result of a net loss of $88.9 million, adjusted for stock-based compensation expense of $65.6 million, expense related to the donation of our Class A common stock of $24.2 million and non-cash depreciation and amortization expense of $14.9 million related to capital assets and operating lease right-of-use assets. Net cash provided by operating activities was also impacted by a $58.2 million decrease in accounts receivable, net, a $22.9 million increase in prepaid expenses and other assets, a $10.2 million decrease in deferred revenue and a $12.7 million decrease in accounts payable and accrued liabilities. Accounts receivable, net and deferred revenue were impacted by the seasonality of sales of our products and services, which are typically highest in the fourth quarter. The decrease in accounts payable and accrued liabilities was primarily due to principal payments against our operating lease liabilities and a decrease in accrued compensation, partially offset by increases in accounts payable and accrued operating expenses resulting from the continued growth of our business. The increase in prepaid expenses and other assets was primarily due to an increase in our contract assets balance resulting from revenues recorded during the period that were not yet contractually billable, and to a lesser extent, net commissions costs deferred during the period.
Net cash provided by operating activities was $52.6 million for the three months ended March 31, 2018 as a result of a net loss of $46.5 million, adjusted for stock-based compensation expense of $55.8 million and non-cash depreciation and amortization expense of $9.6 million related to capital assets. Net cash provided by operating activities was also impacted by a $73.0 million decrease in accounts receivable, net, a $22.9 million increase in prepaid expenses and other assets adjusted for the impact of the $66.3 million increase to the opening balance resulting from the adoption of Accounting Standards Codification ("ASC") 606, a $7.5 million decrease in deferred revenue adjusted for the impact of the $105.9 million reduction to the opening balance resulting from the adoption of ASC 606 and a $4.3 million decrease in accounts payable and accrued liabilities. The decrease in accounts receivable, net, and the decrease in deferred revenue were primarily due to seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter. The increase in prepaid expenses and other assets was primarily due to contract assets resulting from revenues recorded during the period that were not yet contractually billable, and to a lesser extent, commissions costs deferred during the period. The decrease in accounts payable and accrued liabilities was primarily due to the timing of payments.
Investing Activities
Net cash used in investing activities was $178.2 million for the three months ended March 31, 2019. The cash used for this period was attributable to purchases of investments of $254.0 million offset by maturities of investments of $92.4 million. Cash used in investing activities was also impacted by capital expenditures to support the growth of our business of $12.0 million and $4.5 million used in a business acquisition.
Net cash used in investing activities was $30.2 million for the three months ended March 31, 2018. The cash used for this period was attributable to purchases of investments of $102.5 million and capital expenditures to support the growth of our business of $5.3 million, partially offset by maturities of investments of $77.4 million.
Financing Activities
Net cash used in financing activities was $2.0 million for the three months ended March 31, 2019 as a result of proceeds of $6.3 million from the exercise of stock options, partially offset by repurchases of common stock under our stock repurchase program of $4.3 million.
Net cash used in financing activities was $27.5 million for the three months ended March 31, 2018 as a result of repurchases of common stock under our stock repurchase program of $30.0 million, partially offset by proceeds of $2.5 million from the exercise of stock options.
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
During the three months ended March 31, 2019, we repurchased 34,986 shares of our outstanding Class A common stock at an average price of $123.64 per share for $4.3 million. During the three months ended March 31, 2018, we repurchased 366,160 shares of our outstanding Class A common stock at an average price of $81.95 per share for $30.0 million. All repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of March 31, 2019, we were authorized to repurchase a remaining $275.7 million of our Class A common stock under our repurchase program.
Obligations and Commitments
As of March 31, 2019, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2030. See Note 5 of the accompanying notes to the condensed consolidated financial statements for additional information on our operating leases including changes to our principal lease commitments compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Our non-lease contractual commitments are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. There have been no material changes to our non-lease contractual commitments compared to those discussed in Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2019, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019.
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
Based on management's evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
We adopted the new lease accounting standard, ASC 842, on January 1, 2019 using the modified retrospective transition method, and recorded a balance sheet adjustment on the date of adoption. As a result, we implemented changes to our internal control over financial reporting. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Securities Litigation. On July 28, 2017, and August 2, 2017, respectively, two substantially similar securities class action complaints were filed against the Company and two of its current and former executive officers.  The first complaint was filed in the U.S. District for the Southern District of New York (the "Scheufele Action"). The second complaint was filed in the U.S. District Court for the Western District of Washington (the "Abarrientos Action"). On October 17, 2017, the Abarrientos Action was voluntarily dismissed. On October 18, 2017, the Court appointed a lead plaintiff and lead counsel in the Scheufele Action. On December 8, 2017, lead plaintiff filed an amended complaint, which alleged that between February 5, 2015 and February 4, 2016, the Company and certain of its executive officers violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, in connection with statements regarding the Company's business and operations by allegedly failing to disclose that product launches and software upgrades by competitors were negatively impacting the Company's competitive position and profitability. The amended complaint sought unspecified damages, interest, attorneys' fees and other costs. Defendants filed a motion to dismiss the amended complaint on January 12, 2018. On February 2, 2018, lead plaintiff filed a second amended complaint (the "SAC"), which contains substantially similar allegations as the amended complaint, and adds as defendants two of the Company's current and former executive officers and directors. Defendants filed a motion to dismiss the SAC on March 13, 2018. On February 8, 2019, the court denied Defendants' motion to dismiss the SAC. Defendants filed an answer to the SAC on March 1, 2019, and subsequently amended their answer on April 18, 2019. There is currently no scheduling order set in this matter.
Derivative Litigation. On August 7, 2018, a shareholder derivative action was filed in the United States District Court for the District of Delaware, allegedly on behalf of and for the benefit of the Company, against certain of our current and former directors and officers. The Company was named as a nominal defendant. The derivative action arises out of many of the factual allegations at issue in the above-referenced securities litigation, and generally alleges that the individual defendants breached fiduciary duties owed to the Company. The complaint seeks unspecified damages and equitable relief, attorneys' fees, costs and expenses. The case is currently stayed.
We believe the lawsuits are without merit and intend to vigorously defend.
In the ordinary course of business, we may also be involved in various legal proceedings and claims related to intellectual property rights, commercial disputes, employment and wage and hour laws, alleged securities laws violations or other investor claims and other matters.

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
Our future success will depend in large part on our ability to, among other things:

•	improve the performance and capabilities of our software;

•	compete with other companies, custom development efforts and open source initiatives that are currently in, or may in the future enter, the market for our software;

•	manage the transition to a subscription-based business model successfully;

•	increase the number and value of enterprise sales transactions;

•	maintain and improve the security, governance and compliance of our software technology and infrastructure;

•	expand the availability of our software on public cloud service providers;

•	hire, integrate, train and retain skilled talent, including members of our direct sales force and software engineers;

•	maintain and expand our business, including our operations, infrastructure and processes to support our growth, both domestically and internationally;

•	expand our customer base, both domestically and internationally;

•	renew maintenance and subscription agreements with, and sell additional products to, existing customers, including enterprise customers;

•	price and package our product and service offerings successfully;

•	maintain high customer satisfaction and ensure quality and timely releases of our products and product enhancements;

•	maintain, expand and support our indirect sales channels and strategic partner network;

•	increase market awareness of our products and enhance our brand; and

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
We are currently transitioning to a more subscription-based business model. In April 2018, we introduced role-based subscription offerings to help organizations scale analytics. Tableau Creator, Explorer and Viewer subscriptions each provide tailored combinations of our products' analytical capabilities that are designed for different user needs, from sophisticated analysts to casual users. It is still uncertain whether this transition will prove successful or whether we will be able to develop this business model more quickly than our competitors. Market acceptance of our new and existing product and service offerings will be dependent on our ability to (1) continue to innovate and include new functionality and improve usability of our products in a manner that addresses our customers' needs and requirements, and (2) optimally price our products in light of marketplace conditions, competition, our costs and customer demand. This transition may have negative revenue and/or cash flow implications. If we are unable to effectively meet these challenges, our business could be harmed.
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
We spend substantial amounts of time and money to research and develop new software and enhanced versions of our existing software to incorporate additional features, improve functionality, function in concert with new technologies or changes to existing technologies and allow our customers to analyze a wide range of data sources and work with different kinds of data sets. For example, in April 2018, we released Tableau Prep, a data preparation product that integrates directly into the Tableau analytical workflow. We also invest in acquiring and integrating new technologies to continue to improve our platform. For example, in February 2019, we released Ask Data, which leverages natural language processing to enable users to ask questions in plain language and get a visual response in Tableau.
When we develop a new product or an enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products or features, such as Tableau Prep or Ask Data, they must achieve high levels of market acceptance in order to justify the amount of our investment in acquiring and integrating, developing and bringing them to market.
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
In addition, we may compete with open source initiatives and custom development efforts. We expect competition to increase as other established and emerging companies enter the broader business analytics software market, including data preparation and data cataloging, as customer requirements evolve and as new products and technologies are introduced such as artificial intelligence and machine learning technologies. We expect this to be particularly true with respect to our SaaS-based offering, Tableau Online. This is a relatively new and evolving area of business analytics solutions, and we anticipate competition to increase based on customer demand for these types of products.
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
Moreover, as we grow our business, we expect our revenue growth rates to continue to fluctuate in future periods due to a number of reasons, which may include slowing demand for our products, shifts in customer demand and spending on licenses for our products, shifts in sales of subscription-based versus perpetual licenses, shifts in the number of customers that desire single-year versus multi-year subscription agreements, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, the maturation of our business or the decline in the number of organizations into which we have not already expanded. For all these reasons, we also cannot assure that our customer base will continue to grow at the same rate, or at all.

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
In addition, it may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our software becomes more complex and our user traffic increases. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in level of customer support and impaired quality of users' experiences, and could result in customer dissatisfaction and the loss of existing customers. We expect to continue to make significant investments to maintain and improve website performance and security and to enable rapid and secure releases of new features and applications for our software. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations may be adversely affected.
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
If we are unable to identify, attract, integrate and retain qualified personnel, including executive, top sales and technical talent, our business could be adversely affected.
Our future success depends in part on our ability to identify, attract, integrate and retain a diverse and highly skilled workforce. Maintaining a diverse and inclusive work environment is an important factor impacting our ability to attract and retain highly skilled personnel. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies. These companies, which may be larger in size, scale or stage of maturity or have greater financial resources and may provide a wider range of employment opportunities and better chances for career advancement than we do. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. If we do not successfully integrate these or other new hires, it could impede or negatively impact our business operations and strategic direction including our sales execution, marketing and product development planning and implementation processes. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled personnel in those areas. We may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational, sales and managerial requirements, as well as executive leadership requirements, on a timely basis or at all, our business will be adversely affected.
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
We believe that companies increasingly expect that key software be provided through a SaaS model. We have used and expect to use our current cash or future cash flows to fund further development of our Tableau Online product, and we may encounter difficulties that cause our costs to exceed our current expectations. Moreover, as demand increases, we will need to make additional investments in related infrastructure such as public cloud platforms, data centers, network bandwidth and technical operations personnel. All of these investments could negatively affect our operating results. Even if we make these investments, we may be unsuccessful in achieving significant market acceptance of this product. Moreover, sales of current or future SaaS offerings by our competitors could adversely affect sales of all of our existing products. In addition, increasing sales of our SaaS offering could cannibalize license sales of our on-premises offerings to our existing and prospective customers, which could negatively impact our overall sales growth. The migration of our customers to a SaaS model would also change the manner in which we recognize revenue, which could adversely affect our operating results and business operations.
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
Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, some of which are outside of our control:

•	the timing of satisfying revenue recognition criteria, particularly with regard to large enterprise license agreements;

•	the transition from perpetual license transactions to term and subscription license transactions; which have lower unit sales prices than comparable perpetual licenses;

•	the expansion of our customer base;

•	the renewal of subscription and maintenance agreements with, and sales of additional products to, existing customers;

•	seasonal variations in our sales, which have generally historically been highest in the fourth quarter of a calendar year and lowest in the first quarter;

•	customers that desire single-year versus multi-year subscription agreements;

•	the size, timing and terms of our license sales to both existing and new customers;

•	changes in the mix of term and subscription license sales versus perpetual license sales;

•	the mix of direct sales versus sales through our indirect sales channels;

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

•
tax consequences, such as those related to changes in tax rates, tax laws or their interpretations and the related application of judgment in determining our global provision for income taxes, deferred tax assets or deferred tax liabilities.

Any one of these or other factors discussed elsewhere in this report may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.
We may not be able to accurately predict our future revenues or results of operations. Our license revenues in particular can be impacted by short-term shifts in customer demand and spending as license revenues from perpetual and on-premises term license sales are generally recognized upfront. As a result, a large percentage of the revenues we recognize each quarter has been attributable to sales made in the last month of that same quarter, limiting our ability to forecast revenues on a quarterly or longer-term basis. In addition, we base our current and future expense levels on our operating plans and sales forecasts, and our operating expenses are expected to be relatively fixed in the short term. Accordingly, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter. The variability and unpredictability of these and other factors could result in our failing to meet or exceed financial expectations for a given period.
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
Our future growth also depends upon expanding sales of our products to and renewing license and maintenance agreements with existing customers and their organizations. This includes customers of all sizes and scales. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in expanding sales to existing customers and additional revenues. If our expansion sales efforts to our customers are not successful, our business would suffer. Our software is currently licensed and sold under term, subscription and perpetual license agreements, and we are currently transitioning to a more subscription-based business model. Due to the differences in unit sales prices of perpetual versus term or subscription license sales, shifts in the mix of term and subscription license sales could produce significant variations in the revenue we recognize in a given period. In addition, all of our maintenance services agreements are sold on a term basis. In order for us to grow our revenues and increase profitability, it is important that our existing customers renew their maintenance services agreements and their term licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their term licenses or maintenance services contracts with us after the initial terms have expired. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software or professional services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers' spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenues may decline.
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
In the European Union, the General Data Protection Regulation ("GDPR") took effect on May 25, 2018, introducing new data protection requirements. The GDPR introduces strict requirements for processing personal data, including potentially burdensome documentation requirements, more stringent requirements for obtaining valid consent, obligations to honor expanded rights of individuals to control the use and retention of their personal data and requirements to notify regulators and affected individuals of certain personal data breaches. The GDPR has increased our responsibility and potential liability in relation to personal data that we process both on our own behalf and on behalf of our customers, increased our compliance costs and could restrict our operations in Europe.
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
We believe that our corporate culture has been a critical component to our success. We have invested and continue to invest substantial time and resources in building our team and fostering a diverse and inclusive work environment. As we grow and mature as a public company, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives.
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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 70% of our revenues for the three months ended March 31, 2019 were derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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
The inability of legislators to pass additional short- or longer-term spending bills could lead to additional shutdowns or other disruptions. In addition, general worldwide economic conditions could experience significant downturns and instability, including as a result of changes in global trade policies, such as Brexit developments in the United Kingdom, trade disputes and increased tariffs between the United States and China, or other political or economic developments. For example, Brexit has created substantial economic and political uncertainty, the impact of which depends on the terms of the United Kingdom’s withdrawal from the European Union. This uncertainty may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory and cost challenges to our United Kingdom and global operations. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. In addition, Brexit may impact our ability to hire and retain qualified employees in the United Kingdom. Furthermore, during challenging economic times and/or during times of rising interest rates, our customers may tighten their budgets and face issues in gaining timely access to sufficient and/or affordable credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.
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
As of March 31, 2019, we had 41 issued U.S. patents covering our technology and 97 patent applications pending for examination in the United States. Internationally, we had two issued patents in Australia and 16 pending patent applications, including filings at the European Patent Office and in Canada, Australia and Greece, as of March 31, 2019. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
The computation of the provision for income taxes is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment in the application of complicated rules governing accounting for income tax provisions under GAAP. Our provision for income taxes for interim quarters is generally based on numerous assumptions and a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes estimates of profits and losses by jurisdiction. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income taxes can be materially impacted by many factors including the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. Any estimates and assumptions of these matters may turn out to be incorrect. For these reasons, our overall global tax rate may be materially different than our forecast. In certain circumstances we may use the actual year to date effective tax rate as our best estimate for the computation of the provision for income taxes. This may include periods where estimating a reliable annual effective tax rate is difficult because even small changes in forecasted results can produce significant changes to the annual effective tax rate.
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
We prepare our financial statements in conformity with GAAP. These accounting principles are subject to interpretation or changes by the FASB and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. A change in accounting standards or practices could harm our operating results, reduce the comparability of our historical results and may even affect our reporting of transactions completed before the change is effective. An example of new accounting pronouncements is the new lease accounting standard, ASC 842. As discussed in Note 2 of the accompanying notes to the condensed consolidated financial statements, we adopted ASC 842 on January 1, 2019 using the modified retrospective transition method, and recorded a balance sheet adjustment on the date of adoption. This change or other changes to existing rules may harm our operating results and affect the comparability of our operating results and financial condition from period to period.
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
We maintain an investment portfolio of various holdings, types and maturities. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events that affect global financial markets. A significant part of our investment portfolio comprises U.S. government securities. If global credit and equity markets decline for long periods, or if there is a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt, our investment portfolio may be adversely affected and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results.
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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, our Class A common stock's daily closing price on the New York Stock Exchange ranged from $84.78 to $136.64 during the 12-month period ended April 30, 2019. On April 30, 2019, the closing price of our Class A common stock was $121.81.
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
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. We are currently subject to securities and derivative litigation as further described in Part II, Item 1. Legal Proceedings of this report. Involvement in such securities litigation can subject us to substantial costs, divert resources and the attention of management from our business and, in the event that such legal proceedings were to result in unfavorable outcomes, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In addition, as of March 31, 2019, we had options outstanding that, if fully exercised, would result in the issuance of approximately 0.1 million and 0.9 million shares of Class A and Class B common stock, respectively. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2019, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 58% of the voting power of our outstanding capital stock. Our founders collectively beneficially owned shares representing a majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our founders, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
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
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. On April 26, 2018, our board of directors authorized us to repurchase up to an additional $300 million of our outstanding Class A common stock under our previously announced stock repurchase program. As of March 31, 2019, we had repurchased and retired 2,966,527 shares of our Class A common stock for a total of $224.4 million and were authorized to repurchase up to a remaining $275.7 million of our Class A common stock under the existing stock repurchase program. We cannot guarantee that our repurchase program will enhance long-term stockholder value. For example, the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program's effectiveness. Our repurchases of common stock could also affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, the program does not obligate us to repurchase any dollar amount or number of shares of common stock and may be modified, suspended or discontinued at any time, and any of which could cause the market price of our stock to decline.
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

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
The following table sets forth for the indicated period, share repurchases of our Class A common stock.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2019 - January 31, 2019	—	$—	—	$279,976
February 1, 2019 - February 28, 2019	34,986	$123.64	34,986	$275,650
March 1, 2019 - March 31, 2019	—	$—	—	$275,650
(1) All repurchases were made as part of our publicly announced stock repurchase program. On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $200 million of our outstanding Class A common stock. On April 26, 2018, our board of directors authorized us to repurchase up to an additional $300 million of our outstanding Class A common stock under our previously announced stock repurchase program. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. For further information regarding our stock repurchase program, see Note 6 of the accompanying notes to the condensed consolidated financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May 2019.

TABLEAU SOFTWARE, INC.
By: /s/ Damon Fletcher

Damon Fletcher
Chief Financial Officer (principal
financial and accounting officer
and duly authorized signatory)