Form 10-Q
period 2019-06-30
Tableau Software Inc
filed 2019-07-31
CIK 1303652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 29, 2019, there were approximately 77,093,957 shares of the Registrant's Class A common stock and 10,368,607 shares of the Registrant's Class B common stock outstanding.

TABLEAU SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tableau Software, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$553,538	$653,022
Short-term investments	491,039	369,355
Accounts receivable, net of allowance for doubtful accounts of $1,889 and $1,608	217,454	236,063
Prepaid expenses and other current assets	187,027	155,012
Income taxes receivable	2,175	2,268
Total current assets	1,451,233	1,415,720
Long-term investments	24,548	26,278
Property and equipment, net	106,016	94,537
Operating lease right-of-use assets	221,606	—
Goodwill	45,430	42,530
Deferred income taxes	4,866	4,733
Other long-term assets	57,916	50,927
Total assets	$1,911,615	$1,634,725
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,214	$6,652
Accrued compensation and employee-related benefits	87,991	105,155
Other accrued liabilities	80,676	55,896
Income taxes payable	494	2,982
Deferred revenue	373,001	377,892
Total current liabilities	547,376	548,577
Deferred revenue	21,522	16,306
Operating lease liabilities	257,982	—
Other long-term liabilities	10,286	56,257
Total liabilities	837,166	621,140
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued	—	—
Class B common stock, $0.0001 par value, 75,000,000 shares authorized; 10,368,607 and 11,042,131 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1	1
Class A common stock, $0.0001 par value, 750,000,000 shares authorized; 77,004,113 and 73,314,823 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	8	7
Additional paid-in capital	1,525,144	1,340,628
Accumulated other comprehensive loss	(10,711)	(11,458)
Accumulated deficit	(439,993)	(315,593)
Total stockholders' equity	1,074,449	1,013,585
Total liabilities and stockholders' equity	$1,911,615	$1,634,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Revenues
License	$146,748	$137,848	$264,300	$246,641
Maintenance and services	175,356	144,441	340,264	281,855
Total revenues	322,104	282,289	604,564	528,496
Cost of revenues
License	5,322	4,626	10,949	8,580
Maintenance and services	34,524	30,599	68,326	59,070
Total cost of revenues (1)	39,846	35,225	79,275	67,650
Gross profit	282,258	247,064	525,289	460,846
Operating expenses
Sales and marketing (1)	166,668	144,150	329,010	282,556
Research and development (1)	112,099	94,033	224,243	187,538
General and administrative (1)	43,326	29,846	105,051	62,096
Total operating expenses	322,093	268,029	658,304	532,190
Operating loss	(39,835)	(20,965)	(133,015)	(71,344)
Other income, net	7,481	6,866	12,667	8,328
Loss before income tax expense (benefit)	(32,354)	(14,099)	(120,348)	(63,016)
Income tax expense (benefit)	3,164	(2,033)	4,052	(4,478)
Net loss	$(35,518)	$(12,066)	$(124,400)	$(58,538)

Net loss per share:
Basic	$(0.41)	$(0.15)	$(1.45)	$(0.72)
Diluted	$(0.41)	$(0.15)	$(1.45)	$(0.72)

Weighted average shares used to compute net loss per share:
Basic	86,711	82,247	86,076	81,647
Diluted	86,711	82,247	86,076	81,647

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenues	$4,050	$3,299	$7,902	$6,286
Sales and marketing	24,006	22,150	46,999	42,165
Research and development	32,907	26,837	64,548	51,994
General and administrative	8,124	6,026	15,257	13,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(35,518)	$(12,066)	$(124,400)	$(58,538)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2,344)	(1,314)	(580)	(728)
Net unrealized gain (loss) on available-for-sale securities	619	74	1,327	(775)
Comprehensive loss	$(37,243)	$(13,306)	$(123,653)	$(60,041)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(in thousands, except share information)
Balances as of December 31, 2018	84,356,954	$8	$1,340,628	$(11,458)	$(315,593)	$1,013,585
Issuance of common stock	1,646,055	1	6,286	—	—	6,287
Repurchase of common stock	(34,986)	—	(4,326)	—	—	(4,326)
Stock-based compensation expense	—	—	65,619	—	—	65,619
Donation of Class A common stock	209,384	—	24,230	—	—	24,230
Other comprehensive income, net	—	—	—	2,472	—	2,472
Net loss	—	—	—	—	(88,882)	(88,882)
Balances as of March 31, 2019	86,177,407	$9	$1,432,437	$(8,986)	$(404,475)	$1,018,985
Issuance of common stock	1,195,313	—	23,620	—	—	23,620
Stock-based compensation expense	—	—	69,087	—	—	69,087
Other comprehensive loss, net	—	—	—	(1,725)	—	(1,725)
Net loss	—	—	—	—	(35,518)	(35,518)
Balances as of June 30, 2019	87,372,720	$9	$1,525,144	$(10,711)	$(439,993)	$1,074,449

	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(in thousands, except share information)
Balances as of December 31, 2017	80,462,345	$8	$1,168,563	$(11,991)	$(402,957)	$753,623
Cumulative effect of a change in accounting principle related to revenue recognition	—	—	—	1,683	164,406	166,089
Issuance of common stock	1,438,949	—	2,492	—	—	2,492
Repurchase of common stock	(366,160)	—	(30,007)	—	—	(30,007)
Stock-based compensation expense	—	—	64,411	—	—	64,411
Other comprehensive loss, net	—	—	—	(263)	—	(263)
Net loss	—	—	—	—	(46,472)	(46,472)
Balances as of March 31, 2018	81,535,134	$8	$1,205,459	$(10,571)	$(285,023)	$909,873
Issuance of common stock	1,718,125	—	23,089	—	—	23,089
Repurchase of common stock	(312,921)	—	(30,006)	—	—	(30,006)
Stock-based compensation expense	—	—	58,312	—	—	58,312
Other comprehensive loss, net	—	—	—	(1,240)	—	(1,240)
Net loss	—	—	—	—	(12,066)	(12,066)
Balances as of June 30, 2018	82,940,338	$8	$1,256,854	$(11,811)	$(297,089)	$947,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tableau Software, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Operating activities
Net loss	$(124,400)	$(58,538)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	29,544	19,050
Amortization (accretion) on investments, net	(1,693)	137
Stock-based compensation expense	134,706	114,075
Donation of Class A common stock	24,230	—
Deferred income taxes	(997)	(3,965)
Changes in operating assets and liabilities
Accounts receivable, net	18,263	31,490
Prepaid expenses and other assets	(39,225)	(44,925)
Income taxes receivable	120	(125)
Deferred revenue	689	(3,893)
Accounts payable and accrued liabilities	(17,123)	8,663
Income taxes payable	(2,461)	(2,713)
Net cash provided by operating activities	21,653	59,256
Investing activities
Purchases of property and equipment	(25,463)	(11,076)
Business combinations, net of cash acquired	(4,500)	(10,947)
Purchases of investments	(406,160)	(156,591)
Maturities of investments	289,375	139,685
Sales of investments	—	99
Net cash used in investing activities	(146,748)	(38,830)
Financing activities
Proceeds from issuance of common stock	29,906	25,581
Repurchases of common stock	(4,326)	(60,013)
Net cash provided by (used in) financing activities	25,580	(34,432)
Effect of exchange rate changes on cash and cash equivalents	31	(2,781)
Net decrease in cash and cash equivalents	(99,484)	(16,787)
Cash and cash equivalents
Beginning of period	653,022	627,878
End of period	$553,538	$611,091

Non-cash activities
Accrued purchases of property and equipment	$7,651	$2,513

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
Proposed Transaction with Salesforce
On June 9, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with salesforce.com, inc. ("Salesforce") and Sausalito Acquisition Corp. ("Purchaser"), a wholly-owned subsidiary of Salesforce. Pursuant to the terms of the Merger Agreement, on July 3, 2019 Purchaser commenced an exchange offer (the "Offer") to purchase each issued and outstanding share of Class A common stock and Class B common stock of the Company (together, the "Common Stock") for 1.103 shares of Salesforce common stock (the "Offer Consideration"). Promptly following the completion of the Offer, upon the terms and subject to the conditions of the Merger Agreement, Purchaser will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Salesforce. The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, which permits completion of the Merger without a vote of the holders of Common Stock upon the acquisition by Purchaser of a majority of the aggregate voting power of Common Stock. At the effective time of the Merger (the "Effective Time"), each share of Common Stock, other than the shares accepted for payment in the Offer and certain shares held by the Company, Salesforce or their respective subsidiaries, will be cancelled and converted into the right to receive the Offer Consideration. Holders of Common Stock will receive cash in lieu of fractional shares. As a result of the Merger, the Company will cease to be a publicly traded company.
The Offer and the Merger are currently expected to close in the third quarter of Salesforce's 2020 fiscal year, ending October 31, 2019, subject to the satisfaction of customary closing conditions, including among others the tender by Company stockholders of shares of Common Stock representing a majority of the aggregate voting power of Common Stock.
The Merger Agreement contains certain termination rights for the Company and Salesforce and further provides that a termination fee of $552 million will be payable by the Company to Salesforce upon termination of the Merger Agreement under certain circumstances, including in the circumstance where the Company terminates to accept and enter into a definitive agreement in respect of a superior proposal.
For additional information related to the Merger Agreement, refer to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company and the Registration Statement on Form S-4 filed by Salesforce, each filed with the Securities and Exchange Commission ("SEC") on July 3, 2019, together with the exhibits and annexes thereto and as amended or supplemented from time to time.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.

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
We extend credit to customers based upon an evaluation of the customer's financial condition. As of June 30, 2019 and December 31, 2018, no individual customer accounted for 10% or more of total accounts receivable or 10% or more of our total contract assets. For the three and six months ended 2019 and 2018, no individual customer accounted for 10% or more of our total revenues.
Leases - Accounting Standards Codification 842
Leases arise from contracts which convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. Our leasing arrangements are primarily for office space we use to conduct our operations. We determine whether contracts include a lease at the inception date, which is generally upon contract signing, considering factors such as whether the contract includes an asset which is physically distinct, which party obtains substantially all of the capacity and economic benefit of the asset, and which party directs how, and for what purpose, the asset is used during the contract period. Our leases commence when the lessor makes the asset available for our use. At commencement we record a lease liability at the present value of future lease payments, net of any future lease incentives to be received. Many of our lease agreements include cancellable future periods subject to termination or extension options. We do not include cancellable lease periods in our future lease payments unless we are reasonably certain to continue to utilize the asset for those periods. We calculate the present value of future lease payments at commencement using a discount rate which we estimate as the collateralized borrowing rate we would incur on our future lease payments over a similar term. At commencement we also record a corresponding right-of-use asset, which is calculated based on the amount of the lease liability, adjusted for any advance lease payments paid, initial direct costs incurred or lease incentives received prior to commencement. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.
Leases are classified at commencement as either operating or finance leases. As of June 30, 2019, all of our leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date.
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
We also account for all subleases from the perspective of a lessor. We evaluate the duration of subleases based on the reasonable certainty of any sublessor termination and extension options, as well as the lease term for the underlying asset. As of June 30, 2019, all of our subleases are classified as operating leases. For subleases classified as operating leases, we record sublease income as a reduction of operating expense on the straight-line method over the lease term.
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

Note 3. Short-Term and Long-Term Investments
The following tables present our short-term and long-term investments in available-for-sale securities based on remaining contractual years to maturity:

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Short-term investments
Commercial paper	$33,234	$—	$—	$33,234
U.S. treasury securities	328,308	376	(29)	328,655
U.S. agency securities	22,720	9	(3)	22,726
Corporate bonds	106,298	136	(10)	106,424
Total short-term investments	490,560	521	(42)	491,039
Long-term investments
Corporate bonds	24,424	124	—	24,548
Total long-term investments	24,424	124	—	24,548
Total short-term and long-term investments	$514,984	$645	$(42)	$515,587

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Short-term investments
Commercial paper	$7,949	$—	$—	$7,949
U.S. treasury securities	206,486	24	(457)	206,053
U.S. agency securities	18,576	—	(61)	18,515
Corporate bonds	137,119	—	(281)	136,838
Total short-term investments	370,130	24	(799)	369,355
Long-term investments
U.S. treasury securities	13,352	5	(50)	13,307
Corporate bonds	13,025	2	(56)	12,971
Total long-term investments	26,377	7	(106)	26,278
Total short-term and long-term investments	$396,507	$31	$(905)	$395,633

The following tables present the fair values and the gross unrealized losses related to our investments in available-for-sale securities that were in an unrealized loss position as of June 30, 2019 and December 31, 2018, summarized by the length of time that the investments have been in a continuous unrealized loss position:

	June 30, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Short-term investments
U.S. treasury securities	$—	$—	$39,900	$(29)	$39,900	$(29)
U.S. agency securities	—	—	3,572	(3)	3,572	(3)
Corporate bonds	4,995	(2)	9,263	(8)	14,258	(10)
Total short-term investments	4,995	(2)	52,735	(40)	57,730	(42)

As of June 30, 2019, no investments classified as long-term investments were in an unrealized loss position.

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Short-term investments
U.S. treasury securities	$89,320	$(143)	$79,472	$(314)	$168,792	$(457)
U.S. agency securities	—	—	18,515	(61)	18,515	(61)
Corporate bonds	91,455	(131)	45,383	(150)	136,838	(281)
Total short-term investments	180,775	(274)	143,370	(525)	324,145	(799)
Long-term investments
U.S. treasury securities	9,855	(50)	—	—	9,855	(50)
Corporate bonds	11,389	(56)	—	—	11,389	(56)
Total long-term investments	21,244	(106)	—	—	21,244	(106)
Total short-term and long-term investments	$202,019	$(380)	$143,370	$(525)	$345,389	$(905)

The unrealized losses on investments as of June 30, 2019 were primarily caused by increases in interest rates from the date such investments were purchased. None of the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2019.
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
The following tables present the fair value of our financial assets using the fair value hierarchy:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$458,260	$—	$—	$458,260
Commercial paper	—	11,986	—	11,986
U.S. treasury securities	—	8,041	—	8,041
U.S. agency securities	—	2,497	—	2,497
Short-term investments
Commercial paper	—	33,234	—	33,234
U.S. treasury securities	—	328,655	—	328,655
U.S. agency securities	—	22,726	—	22,726
Corporate bonds	—	106,424	—	106,424
Long-term investments
Corporate bonds	—	24,548	—	24,548
Total	$458,260	$538,111	$—	$996,371

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$610,732	$—	$—	$610,732
Corporate bonds	—	3,009	—	3,009
Short-term investments
Commercial paper	—	7,949	—	7,949
U.S. treasury securities	—	206,053	—	206,053
U.S. agency securities	—	18,515	—	18,515
Corporate bonds	—	136,838	—	136,838
Long-term investments
U.S. treasury securities	—	13,307	—	13,307
Corporate bonds	—	12,971	—	12,971
Total	$610,732	$398,642	$—	$1,009,374

We did not have any investments in prime money market funds as of June 30, 2019 or December 31, 2018. We did not have any material financial assets or liabilities measured using Level 3 inputs as of June 30, 2019 or December 31, 2018.

Note 5. Leases
Our leasing arrangements are primarily for office space we use to conduct our operations. We have subleased some office space for all or part of the associated head lease. The following table presents our future lease payments for long-term operating leases, net of expected sublease income, as of June 30, 2019:

Period	Operating Lease Commitments	Expected Sublease Receipts	Net Future Operating Lease Commitments
	(in thousands)
Remainder of 2019	$7,658	$(4,980)	$2,678
2020	44,059	(7,806)	36,253
2021	48,683	(1,208)	47,475
2022	48,016	(625)	47,391
2023	48,975	(128)	48,847
Thereafter	156,062	—	156,062
Total	$353,453	$(14,747)	$338,706
Less: Imputed interest	(79,778)
Total operating lease liabilities	$273,675

Cash paid for operating lease liabilities for the six months ended June 30, 2019 was $22.8 million. We recorded $25.2 million in non-cash increases to our operating lease right-of-use assets and operating lease liabilities as a result of leases that commenced or were modified during the six months ended June 30, 2019.
As of June 30, 2019, we had signed leases for additional office space that had not yet commenced. Future noncancellable lease payments associated with these agreements total $12.9 million, payable over lease terms ranging from 13 months to seven years.
The following table presents supplemental balance sheet information related to leases as of June 30, 2019:

June 30, 2019
(dollars in thousands)
Other accrued liabilities	$15,693
Operating lease liabilities	257,982
Total operating lease liabilities	$273,675

Weighted average remaining lease term (in years)	7.8
Weighted average discount rate	6.1%

The components of our lease expense for the six months ended June 30, 2019 were as follows:

Six Months Ended June 30, 2019
(in thousands)
Operating lease costs	$23,166
Variable lease costs	7,333
Short-term lease costs	3,538
Sublease income	(4,710)
Total lease cost, net	$29,327

Under ASC 840, the previous lease standard, total rent expense under operating leases, net of sublease income, was approximately $17.1 million for the six months ended June 30, 2018.

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
Preferred Stock
Our certificate of incorporation, as amended and restated, authorizes us to issue 10,000,000 shares of preferred stock at $0.0001 par value per share. Our board of directors has the authority to provide for the issuance of all the shares in one or more series. At its discretion, our board of directors may designate the voting rights and preferences of the preferred stock. As of June 30, 2019 and December 31, 2018, no shares of preferred stock were outstanding.
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
During the six months ended June 30, 2019, we repurchased 34,986 shares of our outstanding Class A common stock at an average price of $123.64 per share for $4.3 million. During the six months ended June 30, 2018, we repurchased 679,081 shares of our outstanding Class A common stock at an average price of $88.37 per share for $60.0 million. All repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of June 30, 2019, we were authorized to repurchase a remaining $275.7 million of our Class A common stock under our repurchase program.
Note 7. Business Combination
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

The technology asset acquired in this business combination is being amortized on the straight-line method over a period of five years. Goodwill generated from this business combination was primarily attributable to expected synergies between the technology asset acquired and our key products. None of the goodwill recognized with this transaction was deductible for U.S. income tax purposes.
Certain employees hired in conjunction with the acquisition of Empirical Systems, Inc. received RSUs that are subject to service conditions as well as the completion of certain technology milestones. We account for these awards as a post-business combination expense.
Note 8. Revenue
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
Contract Assets and Contract Liabilities
The following table presents the activity impacting our contract assets during the six months ended June 30, 2019:

Contract Assets
(in thousands)
Balance at December 31, 2018	$105,593
Contract assets transferred to receivables	(41,640)
Additions to contract assets	66,798
Balance at June 30, 2019	$130,751
Contract assets are included in prepaid expenses and other current assets. There were no material impairments of contract assets during the six months ended June 30, 2019.
The following table presents the activity impacting our deferred revenue balances during the six months ended June 30, 2019:

Deferred Revenue
(in thousands)
Balance at December 31, 2018	$394,198
Deferred revenue recognized	(251,413)
Additional amounts deferred	251,738
Balance at June 30, 2019	$394,523

Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We amortize these deferred costs proportionate with related revenues over the benefit period, currently estimated to be four years.

The following table presents the activity impacting our deferred contract costs during the six months ended June 30, 2019:

Deferred Contract Costs
(in thousands)
Balance at December 31, 2018	$51,401
Additional contract costs deferred	19,414
Amortization of deferred contract costs	(9,512)
Balance at June 30, 2019	$61,303

As of June 30, 2019, $21.4 million of our deferred contract costs are expected to be amortized within the next 12 months and therefore are included in prepaid expenses and other current assets. The remaining amount of our deferred contract costs are included in other long-term assets. There were no material impairments of assets related to deferred contract costs during the six months ended June 30, 2019. There were no assets recognized related to our costs to fulfill contracts during the six months ended June 30, 2019 as these costs were not material.
Remaining Performance Obligations
Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of June 30, 2019, amounts allocated to these additional contractual obligations are $276.6 million, of which we expect to recognize $234.1 million as revenue over the next 24 months with the remaining amount thereafter. These amounts represent additional performance obligations that are not yet recorded in our consolidated balance sheet.
Note 9. Stock-Based Compensation
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

A summary of the option activity during the six months ended June 30, 2019 follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balances at December 31, 2018	1,919,383	$10.44
Options exercised	(1,004,153)	7.69
Balances at June 30, 2019	915,230	$13.47	3.17	$139,621
Vested and expected to vest at June 30, 2019	915,230	$13.47	3.17	$139,621
Exercisable at June 30, 2019	891,792	$12.38	3.07	$137,016

The intrinsic value is the difference between the fair value of our Class A common stock as of June 30, 2019 and the exercise price of each of the respective stock options.
A summary of the RSU activity, including RSU awards subject to technology milestones, during the six months ended June 30, 2019 follows:

	Number of Shares Underlying Outstanding RSUs	Weighted Average Grant-Date Fair Value per RSU
Non-Vested outstanding at December 31, 2018	7,194,454	$77.66
RSUs granted	2,160,857	127.34
RSUs vested	(1,605,125)	73.84
RSUs forfeited	(433,155)	80.42
Non-Vested outstanding at June 30, 2019	7,317,031	$93.01

Additionally during the six months ended June 30, 2019, we granted RSU awards subject to performance conditions other than technology milestones, under which certain executives and key employees may earn up to 70,879 RSUs. Vesting of these awards is dependent upon achievement of specified revenue goals.
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
As of June 30, 2019, total unrecognized compensation expense related to stock options and non-vested RSUs, including RSU awards subject to technology milestones or other performance conditions, was $625.0 million, which is expected to be recognized over a weighted average period of 3.0 years.

The summary of shares available for issuance of equity-based awards (including stock options, RSUs, including RSU awards subject to technology milestones or other performance conditions, and shares issuable under our 2013 ESPP) during the six months ended June 30, 2019 follows:

	Shares Available for Grant
	2013 Plan	2013 ESPP
Balances at December 31, 2018	7,687,965	3,979,544
Authorized	4,217,847	843,569
Granted	(2,231,736)	(232,090)
Forfeited	433,155	—
Balances at June 30, 2019	10,107,231	4,591,023

Note 10. Income Taxes
The income tax provision for interim periods is generally determined using an estimate of our annual effective tax rate, excluding jurisdictions for which no benefit can be recognized due to valuation allowance, and adjusted for discrete items, if any, in the relevant period. However, given current and expected operating activities during the year, estimating a reliable annual effective tax rate has become increasingly difficult. Even small changes in forecasted results can produce significant changes to our annual effective tax rate. Therefore, we have determined that the actual year to date effective tax rate is the best estimate for the reporting period ended June 30, 2019. We will continue to utilize this methodology until reliable estimates of the annual effective tax rate can be made.
Our effective tax rate is impacted by, and differs from the federal statutory rate primarily due to, the full valuation allowance on our U.S. federal and state deferred tax assets, the effect of income or losses incurred in foreign jurisdictions where the statutory tax rate differs from the federal statutory rate and non-deductible stock-based compensation.
We recognized income tax expense of $3.2 million and $4.1 million for the three and six months ended June 30, 2019, respectively, compared to an income tax benefit of $2.0 million and $4.5 million for the three and six months ended June 30, 2018, respectively. Our effective tax rate was (9.8)% and (3.4)% for the three and six months ended June 30, 2019, respectively, compared to 14.4% and 7.1% for the three and six months ended June 30, 2018, respectively. The year-over-year change in the effective tax rates for the three and six month periods is primarily attributable to increased losses incurred in foreign jurisdictions where related tax benefits are not available.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years. As of June 30, 2019, we maintain a full valuation allowance on our U.S. federal and state deferred tax assets.
Note 11. Commitments and Contingencies
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
Legal Proceedings
Securities Litigation. On July 28, 2017, and August 2, 2017, respectively, two substantially similar securities class action complaints were filed against the Company and two of its current and former executive officers. The first complaint was filed in the U.S. District for the Southern District of New York (the "Scheufele Action").  The second complaint was filed in the U.S. District Court for the Western District of Washington (the "Abarrientos Action"). On October 17, 2017, the Abarrientos Action was voluntarily dismissed. On October 18, 2017, the Court appointed a lead plaintiff and lead counsel in the Scheufele Action. On December 8, 2017, lead plaintiff filed an amended complaint, which alleged that between February 5, 2015 and February 4, 2016, the Company and certain of its executive officers violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, in connection with statements regarding the Company's business and operations by allegedly failing to disclose that product launches and software upgrades by competitors were negatively impacting the Company's competitive position and profitability. The amended complaint sought unspecified damages, interest, attorneys' fees and other costs. Defendants filed a motion to dismiss the amended complaint on January 12, 2018. On February 2, 2018, lead plaintiff filed a second amended complaint (the "SAC"), which contains substantially similar allegations as the amended complaint, and adds as defendants two of the Company's current and former executive officers and directors. Defendants filed a motion to dismiss the SAC on March 13, 2018. On February 8, 2019, the court denied Defendants' motion to dismiss the SAC.  Defendants filed an answer to the SAC on March 1, 2019, and subsequently amended their answer on April 18, 2019. The court entered a scheduling order on May 29, 2019, but did not set a trial date.
On July 10 and 11, 2019, respectively, three civil actions were filed against Tableau and each of the current members of Tableau's board of directors asserting claims under Sections 14(e), 14(d), and 20(a) of the Securities Exchange Act of 1934 challenging the adequacy of certain public disclosures made by Tableau concerning the Company's proposed transaction with Salesforce.com.  Specifically, on July 10, 2019, Shiva Stein, a purported stockholder of Tableau, commenced an action in the United States District Court for the District of Delaware (the "Stein Action").  That same day, Marcy Curtis, a purported stockholder of Tableau, commenced a putative class action in the United States District Court for the District of Delaware (the "Curtis Action").  And, on July 11, 2019, Cathy O'Brien, a purported stockholder of Tableau, commenced an action in the United States District Court for the Southern District of New York (the "O'Brien Action").  The plaintiffs seek, among other things, an injunction preventing consummation of the proposed transaction with Salesforce, rescission of the proposed transaction or rescissory damages in the event it is consummated, an accounting by the defendants for all damages caused to the plaintiffs, and the award of attorneys' fees and expenses.  Defendants have not answered the complaints in the Stein, Curtis, or O'Brien Actions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
United States and Canada	$224,772	$196,992	$421,674	$364,791
International	97,332	85,297	182,890	163,705
Total revenues	$322,104	$282,289	$604,564	$528,496

For the three and six months ended June 30, 2019 and 2018, no individual country other than the United States represented 10% or more of our total revenues.
Note 13. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net loss per share - basic and diluted
Net loss	$(35,518)	$(12,066)	$(124,400)	$(58,538)
Weighted average shares outstanding used to compute basic and diluted net loss per share	86,711	82,247	86,076	81,647
Net loss per share - basic and diluted	$(0.41)	$(0.15)	$(1.45)	$(0.72)

The following table presents shares which were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Shares subject to outstanding common stock awards	8,425	10,078	8,425	10,078

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
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "seek," "should," "strategy," "target," "will," "would" and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" included under Part II, Item 1A of this report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements in this report, other than the statements regarding the proposed merger with Salesforce, do not assume the consummation of the proposed merger unless specifically stated otherwise.
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
We were founded in January 2003, and we introduced Tableau Desktop in December 2003, our first version of Tableau Server in March 2007, our first version of Tableau Public in February 2010, our first version of Tableau Online in July 2013 and our first version of Tableau Prep in April 2018. Building on our foundational technology innovations, we continue to expand and improve our platform. For example, in May 2019, we released Tableau 2019.2, which introduced parameter actions, vector maps and a new Tableau Server browsing experience. In addition, in February 2019, we released Tableau Prep Conductor, which enables organizations to schedule and manage self-service data preparation at scale. Tableau Prep Conductor is part of a new offering called the Tableau Data Management Add-On.
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
With approximately 30% of our total revenues generated from customers located outside the United States and Canada for both the three and six months ended June 30, 2019, we believe there is significant opportunity to expand our international business. Our products currently support nine languages, and we are expanding our direct sales force and indirect sales channels outside the United States.
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
We had 29 customer accounts that purchased greater than $1.0 million during the three months ended June 30, 2019, compared to 22 during the three months ended June 30, 2018. We anticipate that the quantity of customer accounts that purchase more than $1.0 million during the quarter will continue to fluctuate on a quarter by quarter basis. We define a customer account as a single purchaser of our products. Customer accounts are typically organizations. In some cases, organizations will have multiple groups purchasing our software, which we count as discrete customer accounts.
We use Subscription Annual Recurring Revenue (“Subscription ARR”) and Total Annual Recurring Revenue (“Total ARR”) to assess the results of our transition to a more subscription-based business model. Subscription ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period. Subscription ARR includes term license agreements and renewals and Tableau Online subscriptions and renewals. As of June 30, 2019, Subscription ARR was $590.4 million, up from $291.3 million as of June 30, 2018. Total ARR represents the annualized recurring value of all active contracts at the end of a reporting period. Total ARR includes Subscription ARR and the annualized value of all maintenance contracts related to perpetual licenses active at the end of a reporting period. As of June 30, 2019, Total ARR was $973.3 million, up from $697.7 million as of June 30, 2018.
We measure renewal rates for our customers over a 12-month period of time, based on a dollar renewal rate for contracts expiring during that time period. Our renewal rate is measured three months after the 12-month period ends to account for late renewals. Our renewal rate for the 12-month period ended March 31, 2019 was over 90%. We measure our Net Dollar Retention Rate by comparing Total ARR for our customer accounts as of 12 months prior to the end of the period to Total ARR for those same customer accounts as of the end of the period. As of June 30, 2019, our Net Dollar Retention Rate was over 125%.
On June 9, 2019, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with salesforce.com, inc. ("Salesforce") and Sausalito Acquisition Corp. ("Purchaser"), a wholly-owned subsidiary of Salesforce. Pursuant to the terms of the Merger Agreement, on July 3, 2019 Purchaser commenced an exchange offer (the "Offer") to purchase each issued and outstanding share of our Class A common stock and Class B common stock (together, the "Common Stock") for 1.103 shares of Salesforce common stock (the "Offer Consideration"), representing an estimated enterprise value of $15.7 billion (net of cash), based on the trailing 3-

day volume weighted average price of Salesforce's shares as of June 7, 2019. Promptly following the completion of the Offer, upon the terms and subject to the conditions of the Merger Agreement, Purchaser will merge with and into Tableau (the "Merger"), with Tableau continuing as the surviving corporation and as a wholly-owned subsidiary of Salesforce. As a result of the Merger, Tableau will cease to be a publicly traded company.
The Offer and the Merger are currently expected to close in the third quarter of Salesforce’s 2020 fiscal year, ending October 31, 2019, subject to the satisfaction of customary closing conditions, including among others the tender by our stockholders of shares of Common Stock representing a majority of the aggregate voting power of Common Stock.
The Merger Agreement contains certain termination rights for us and Salesforce and further provides that a termination fee of $552 million will be payable by us to Salesforce upon termination of the Merger Agreement under certain circumstances, including in the circumstance where we terminate to accept and enter into a definitive agreement in respect of a superior proposal.
As part of Salesforce, we expect our company will be positioned to scale and further our mission to help people see and understand data. Following the closing of the acquisition, Tableau will operate independently under the Tableau brand, driving forward a continued focus on our mission, customers and community. We will remain headquartered in Seattle, Washington and will continue to be led by our chief executive officer, Adam Selipsky, and our current leadership team. See the section titled "Risk Factors-Risks Related to Our Potential Merger with Salesforce" included under Part II, Item 1A of this report for more information regarding the risks associated with the Merger.
For additional information related to the Merger Agreement, refer to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company and the Registration Statement on Form S-4 filed by Salesforce, each filed with the Securities and Exchange Commission ("SEC") on July 3, 2019, together with the exhibits and annexes thereto and as amended or supplemented from time to time.
Factors Affecting Our Performance
We believe that our performance and future success are dependent upon a number of factors, including our ability to continue to expand and further penetrate our customer base; our ability to innovate and enhance our products; our ability to invest in our infrastructure; shifts in the mix and timing of our sales; and the proposed acquisition by Salesforce. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must successfully address. See the section of this report titled "Item 1A. Risk Factors."
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues
License	$146,748	$137,848	$264,300	$246,641
Maintenance and services	175,356	144,441	340,264	281,855
Total revenues	322,104	282,289	604,564	528,496
Cost of revenues
License	5,322	4,626	10,949	8,580
Maintenance and services	34,524	30,599	68,326	59,070
Total cost of revenues (1)	39,846	35,225	79,275	67,650
Gross profit	282,258	247,064	525,289	460,846
Operating expenses
Sales and marketing (1)	166,668	144,150	329,010	282,556
Research and development (1)	112,099	94,033	224,243	187,538
General and administrative (1)	43,326	29,846	105,051	62,096
Total operating expenses	322,093	268,029	658,304	532,190
Operating loss	(39,835)	(20,965)	(133,015)	(71,344)
Other income, net	7,481	6,866	12,667	8,328
Loss before income tax expense (benefit)	(32,354)	(14,099)	(120,348)	(63,016)
Income tax expense (benefit)	3,164	(2,033)	4,052	(4,478)
Net loss	$(35,518)	$(12,066)	$(124,400)	$(58,538)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenues	$4,050	$3,299	$7,902	$6,286
Sales and marketing	24,006	22,150	46,999	42,165
Research and development	32,907	26,837	64,548	51,994
General and administrative	8,124	6,026	15,257	13,630

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(as a percentage of total revenues)
Condensed Consolidated Statements of Operations Data:
Revenues
License	45.6%	48.8%	43.7%	46.7%
Maintenance and services	54.4%	51.2%	56.3%	53.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
License	1.7%	1.6%	1.8%	1.6%
Maintenance and services	10.7%	10.8%	11.3%	11.2%
Total cost of revenues	12.4%	12.5%	13.1%	12.8%
Gross profit	87.6%	87.5%	86.9%	87.2%
Operating expenses
Sales and marketing	51.7%	51.1%	54.4%	53.5%
Research and development	34.8%	33.3%	37.1%	35.5%
General and administrative	13.5%	10.6%	17.4%	11.7%
Total operating expenses	100.0%	94.9%	108.9%	100.7%
Operating loss	(12.4)%	(7.4)%	(22.0)%	(13.5)%
Other income, net	2.3%	2.4%	2.1%	1.6%
Loss before income tax expense (benefit)	(10.0)%	(5.0)%	(19.9)%	(11.9)%
Income tax expense (benefit)	1.0%	(0.7)%	0.7%	(0.8)%
Net loss	(11.0)%	(4.3)%	(20.6)%	(11.1)%

Comparison of Three and Six Months Ended June 30, 2019 and 2018
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Revenues
License	$146,748	$137,848	6.5%	$264,300	$246,641	7.2%
Maintenance and services	175,356	144,441	21.4%	340,264	281,855	20.7%
Total revenues	$322,104	$282,289	14.1%	$604,564	$528,496	14.4%
Total revenues increased $39.8 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. License revenues increased $8.9 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in license revenues was impacted by the continued growth in customer demand for our term and subscription licenses. Unit sales prices for term and subscription licenses are lower than comparable perpetual licenses. Maintenance and services revenues increased $30.9 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 driven by increased demand for our products and services and supported by renewals of existing maintenance agreements with our customers. For example, our renewal rate for the 12-month period ended March 31, 2019 was over 90%. Our renewal rate is measured three months after the 12-month period ends to account for late renewals. Further, as of June 30, 2019, our Net Dollar Retention Rate was over 125%.
Total revenues increased $76.1 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. License revenues increased $17.7 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in license revenues was impacted by the continued growth in customer demand for our term and subscription licenses. Unit sales prices for term and subscription licenses are lower than comparable perpetual licenses. Maintenance and services revenues increased $58.4 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 driven by increased demand for our products and services and supported by renewals of existing maintenance agreements with our customers.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Cost of revenues
License	$5,322	$4,626	15.0%	$10,949	$8,580	27.6%
Maintenance and services	34,524	30,599	12.8%	68,326	59,070	15.7%
Total cost of revenues	$39,846	$35,225	13.1%	$79,275	$67,650	17.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross Margin
License	96.4%	96.6%	95.9%	96.5%
Maintenance and services	80.3%	78.8%	79.9%	79.0%
Total gross margin	87.6%	87.5%	86.9%	87.2%
Total cost of revenues increased $4.6 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was largely related to an increase in compensation expense of $4.0 million, primarily resulting from headcount growth to support the delivery of our maintenance and services and to support Tableau Online.

Total cost of revenues increased $11.6 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was largely related to an increase in compensation expense of $8.3 million, primarily resulting from headcount growth to support the delivery of our maintenance and services and to support Tableau Online.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Operating expenses
Sales and marketing	$166,668	$144,150	15.6%	$329,010	$282,556	16.4%
Research and development	112,099	94,033	19.2%	224,243	187,538	19.6%
General and administrative	43,326	29,846	45.2%	105,051	62,096	69.2%
Total operating expenses	$322,093	$268,029	20.2%	$658,304	$532,190	23.7%
Sales and Marketing
Sales and marketing expenses increased $22.5 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was largely related to an increase in compensation expense of $17.8 million, which includes a $1.9 million increase in stock-based compensation expense, primarily resulting from headcount growth as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to a $3.8 million increase in marketing and travel-related costs for marketing promotions, customer events and advertising that promoted our brand and created market awareness for our technology offerings both domestically and internationally.
Sales and marketing expenses increased $46.5 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was largely related to an increase in compensation expense of $35.2 million, which includes a $4.8 million increase in stock-based compensation expense, primarily resulting from headcount growth as we expanded our sales organization both domestically and internationally. The remainder of the increase was primarily attributable to a $7.6 million increase in marketing and travel-related costs for marketing promotions, customer events and advertising that promoted our brand and created market awareness for our technology offerings both domestically and internationally.
Research and Development
Research and development expenses increased $18.1 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was largely related to an increase in compensation expense of $17.3 million, which includes a $6.1 million increase in stock-based compensation expense, primarily resulting from headcount growth as part of our focus on further developing and enhancing our products.
Research and development expenses increased $36.7 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was largely related to an increase in compensation expense of $35.3 million, which includes a $12.6 million increase in stock-based compensation expense, primarily resulting from headcount growth as part of our focus on further developing and enhancing our products.
General and Administrative
General and administrative expenses increased $13.5 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily attributable to an increase in compensation expense of $6.3 million primarily resulting from headcount growth to support our expansion both domestically and internationally. The increase was also related to an increase in professional services fees, including legal fees, of $5.7 million.

General and administrative expenses increased $43.0 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily attributable to $24.2 million of expense associated with the January 2019 donation of our Class A common stock. The increase was also related to an increase in compensation expense of $10.0 million primarily resulting from headcount growth to support our expansion both domestically and internationally and an increase in professional services fees, including legal fees, of $7.3 million.
Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Other income, net	$7,481	$6,866	$12,667	$8,328
Other income, net increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in income related to our cash equivalent and investments balances.
Other income, net increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in income related to our cash equivalent and investments balances.
Income Tax Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Income tax expense (benefit)	$3,164	$(2,033)	$4,052	$(4,478)
Effective tax rate	(9.8)%	14.4%	(3.4)%	7.1%
Our effective tax rate was (9.8)% and 14.4% for the three months ended June 30, 2019 and 2018, respectively, and (3.4)% and 7.1% for the six months ended June 30, 2019 and 2018, respectively. The year-over-year change in effective tax rates for the three and six month periods is primarily attributable to increased losses incurred in foreign jurisdictions where related tax benefits are not available.
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
Non-GAAP financial information is adjusted for a tax rate equal to our estimated tax rate on non-GAAP income over a three-year financial projection. This long-term rate is based on our estimated annual GAAP income tax rate forecast, adjusted to account for items excluded from GAAP income in calculating the non-GAAP financial measures. To determine this long-term non-GAAP tax rate, we evaluate a three-year financial projection that excludes the impact of non-cash stock-based compensation expense, expense related to amortization of acquired intangible assets and expense associated with the donation of our Class A common stock in the first quarter of 2019. The long-term non-GAAP tax rate takes into account other factors including our current operating structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The long-term non-GAAP tax rate applied to the three and six months ended June 30, 2019 and 2018 was 20%. The long-term non-GAAP tax rate assumes our deferred income tax assets will be realized based upon projected future taxable income, excluding stock-based compensation expense, expense related to amortization of acquired intangible assets and expense associated with the donation of our Class A common stock in the first quarter of 2019. We anticipate using this long-term non-GAAP tax rate in future periods and may provide updates to this rate on an annual basis, or more frequently if material changes occur.
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

The following table summarizes our non-GAAP financial measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Non-GAAP gross profit	$286,953	$250,767	$534,438	$467,885
Non-GAAP gross margin	89.1%	88.8%	88.4%	88.5%
Non-GAAP sales and marketing	$142,662	$122,000	$282,011	$240,391
Non-GAAP research and development	$79,192	$67,196	$159,695	$135,544
Non-GAAP general and administrative	$35,202	$23,820	$65,564	$48,466
Non-GAAP operating income	$29,897	$37,751	$27,168	$43,484
Non-GAAP operating margin	9.3%	13.4%	4.5%	8.2%
Non-GAAP net income	$29,902	$35,694	$31,868	$41,450
Free cash flow (1)			$(3,810)	$48,180
(1) Free cash flow is presented on a year-to-date basis only.
The following table presents the reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Gross profit	$282,258	$247,064	$525,289	$460,846
Excluding: Stock-based compensation expense	4,050	3,299	7,902	6,286
Excluding: Amortization of acquired intangible assets	645	404	1,247	753
Non-GAAP gross profit	$286,953	$250,767	$534,438	$467,885
The following table presents the reconciliation of gross margin to non-GAAP gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross margin	87.6%	87.5%	86.9%	87.2%
Excluding: Stock-based compensation expense	1.3%	1.2%	1.3%	1.2%
Excluding: Amortization of acquired intangible assets	0.2%	0.1%	0.2%	0.1%
Non-GAAP gross margin	89.1%	88.8%	88.4%	88.5%

The following table presents the reconciliation of operating expenses to non-GAAP operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Sales and marketing	$166,668	$144,150	$329,010	$282,556
Excluding: Stock-based compensation expense	(24,006)	(22,150)	(46,999)	(42,165)
Non-GAAP sales and marketing	$142,662	$122,000	$282,011	$240,391

Research and development	$112,099	$94,033	$224,243	$187,538
Excluding: Stock-based compensation expense	(32,907)	(26,837)	(64,548)	(51,994)
Non-GAAP research and development	$79,192	$67,196	$159,695	$135,544

General and administrative	$43,326	$29,846	$105,051	$62,096
Excluding: Stock-based compensation expense	(8,124)	(6,026)	(15,257)	(13,630)
Excluding: Donation of Class A common stock	—	—	(24,230)	—
Non-GAAP general and administrative	$35,202	$23,820	$65,564	$48,466
The following table presents the reconciliation of operating loss to non-GAAP operating income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Operating loss	$(39,835)	$(20,965)	$(133,015)	$(71,344)
Excluding: Stock-based compensation expense	69,087	58,312	134,706	114,075
Excluding: Donation of Class A common stock	—	—	24,230	—
Excluding: Amortization of acquired intangible assets	645	404	1,247	753
Non-GAAP operating income	$29,897	$37,751	$27,168	$43,484
The following table presents the reconciliation of operating margin to non-GAAP operating margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating margin	(12.4)%	(7.4)%	(22.0)%	(13.5)%
Excluding: Stock-based compensation expense	21.4%	20.7%	22.3%	21.6%
Excluding: Donation of Class A common stock	—%	—%	4.0%	—%
Excluding: Amortization of acquired intangible assets	0.2%	0.1%	0.2%	0.1%
Non-GAAP operating margin	9.3%	13.4%	4.5%	8.2%

The following table presents the reconciliation of net loss to non-GAAP net income and non-GAAP net income per basic and diluted common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net loss	$(35,518)	$(12,066)	$(124,400)	$(58,538)
Excluding: Stock-based compensation expense	69,087	58,312	134,706	114,075
Excluding: Donation of Class A common stock	—	—	24,230	—
Excluding: Amortization of acquired intangible assets	645	404	1,247	753
Income tax adjustments	(4,312)	(10,956)	(3,915)	(14,840)
Non-GAAP net income	$29,902	$35,694	$31,868	$41,450

Weighted average shares used to compute non-GAAP basic net income per share	86,711	82,247	86,076	81,647
Effect of potentially dilutive shares: stock awards	3,666	3,878	3,941	3,949
Weighted average shares used to compute non-GAAP diluted net income per share	90,377	86,125	90,017	85,596

Non-GAAP net income per share:
Basic	$0.34	$0.43	$0.37	$0.51
Diluted	$0.33	$0.41	$0.35	$0.48
The following table presents the reconciliation of net cash provided by operating activities to free cash flow:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$21,653	$59,256
Less: Purchases of property and equipment	(25,463)	(11,076)
Free cash flow	$(3,810)	$48,180
Net cash used in investing activities	$(146,748)	$(38,830)
Net cash provided by (used in) financing activities	$25,580	$(34,432)
Effect of exchange rate changes on cash and cash equivalents	$31	$(2,781)
Non-GAAP Operating Income
Non-GAAP operating income for the three months ended June 30, 2019 was $29.9 million compared to a non-GAAP operating income of $37.8 million for the three months ended June 30, 2018. The difference was primarily due to increases in our operating expenses relative to our total revenues. Increases in operating expenses were largely related to additional compensation expense, primarily resulting from headcount growth. Our revenue growth was impacted by changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses.

Non-GAAP operating income for the six months ended June 30, 2019 was $27.2 million compared to a non-GAAP operating income of $43.5 million for the six months ended June 30, 2018. The difference was primarily due to increases in our operating expenses relative to our total revenues. Increases in operating expenses were largely related to additional compensation expense, primarily resulting from headcount growth. Our revenue growth was impacted by changes in the mix of our sales of term and subscription licenses relative to sales of our perpetual licenses.
Non-GAAP Net Income
Non-GAAP net income for the three months ended June 30, 2019 was $29.9 million compared to a non-GAAP net income of $35.7 million for the three months ended June 30, 2018. The difference was primarily attributable to a non-GAAP operating income of $29.9 million for the three months ended June 30, 2019 compared to a non-GAAP operating income of $37.8 million for the three months ended June 30, 2018.
Non-GAAP net income for the six months ended June 30, 2019 was $31.9 million compared to a non-GAAP net income of $41.5 million for the six months ended June 30, 2018. The difference was primarily attributable to a non-GAAP operating income of $27.2 million for the six months ended June 30, 2019 compared to a non-GAAP operating income of $43.5 million for the six months ended June 30, 2018.
Free Cash Flow
Free cash flow for the six months ended June 30, 2019 was $(3.8) million compared to free cash flow of $48.2 million for the six months ended June 30, 2018. The decrease of $52.0 million was primarily attributable to the decrease in net cash provided by operating activities, and to a lesser extent, the increase in cash used for capital expenditures to support the growth of our business.
Liquidity and Capital Resources
As of June 30, 2019, we had cash and cash equivalents totaling $553.5 million, investments of $515.6 million, accounts receivable, net of $217.5 million and $903.9 million of working capital.
As of June 30, 2019, our cash and cash equivalents and short-term investments were held for working capital purposes and were held in cash deposits, money market funds, commercial paper, U.S. treasury securities, U.S. agency securities and corporate bonds. We intend to continue making capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support R&D efforts, the continued expansion of sales and marketing activities, the introduction of new and enhanced product and services offerings and the continued market acceptance of our products.
The following tables show our cash and cash equivalents, investments and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	June 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$553,538	$653,022
Short-term investments	491,039	369,355
Long-term investments	24,548	26,278

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$21,653	$59,256
Net cash used in investing activities	(146,748)	(38,830)
Net cash provided by (used in) financing activities	25,580	(34,432)
Effect of exchange rate changes	31	(2,781)
Net decrease in cash and cash equivalents	$(99,484)	$(16,787)

Operating Activities
Net cash provided by operating activities was $21.7 million for the six months ended June 30, 2019 as a result of a net loss of $124.4 million, adjusted for stock-based compensation expense of $134.7 million, expense related to the donation of our Class A common stock of $24.2 million and non-cash depreciation and amortization expense of $29.5 million related to capital assets and operating lease right-of-use assets. Net cash provided by operating activities was also impacted by a $18.3 million decrease in accounts receivable, net, a $39.2 million increase in prepaid expenses and other assets and a $17.1 million decrease in accounts payable and accrued liabilities. Accounts receivable, net was impacted by the seasonality of sales of our products and services, which are typically highest in the fourth quarter. The decrease in accounts payable and accrued liabilities was primarily due to decreases in accrued compensation. Accrued compensation was impacted by the seasonality of sales of our products and services, which are typically highest in the fourth quarter, and our year-end bonus plan, which is typically paid out in the first quarter of the following year. The increase in prepaid expenses and other assets was primarily due to an increase in our contract assets balance resulting from revenues recorded during the period that were not yet contractually billable, and to a lesser extent, net commission costs deferred during the period.
Net cash provided by operating activities was $59.3 million for the six months ended June 30, 2018 as a result of a net loss of $58.5 million, adjusted for stock-based compensation expense of $114.1 million and non-cash depreciation and amortization expense of $19.1 million related to capital assets. Net cash provided by operating activities was also impacted by a $31.5 million decrease in accounts receivable, net, and a $44.9 million increase in prepaid expenses and other assets adjusted for the impact of the $66.3 million increase to the opening balance resulting from the adoption of Accounting Standards Codification ("ASC") 606. The decrease in accounts receivable, net was primarily due to seasonality of license and maintenance agreement sales, which are typically highest in the fourth quarter. Fluctuations in accounts receivable, net is also impacted by purchase commitments from customers upfront for multiple years of subscription-based software licenses and maintenance services, which may be invoiced over multiple reporting periods. The increase in prepaid expenses and other assets was primarily due an increase in contract assets resulting from revenues recorded during the period that were not yet contractually billable. The increase to prepaid expenses and other assets was also impacted by the deferral of sales commission costs of $15.0 million during the period.
Investing Activities
Net cash used in investing activities was $146.7 million for the six months ended June 30, 2019. The net cash used for this period was attributable to purchases of investments of $406.2 million offset by maturities of investments of $289.4 million. Net cash used in investing activities was also impacted by capital expenditures to support the growth of our business of $25.5 million and $4.5 million used in a business acquisition.
Net cash used in investing activities was $38.8 million for the six months ended June 30, 2018. The net cash used for this period was attributable to purchases of investments of $156.6 million, partially offset by maturities of investments of $139.7 million. Net cash used in investing activities was also impacted by capital expenditures to support the growth of our business of $11.1 million, and $10.9 million, net of cash acquired, used to purchase Empirical Systems, Inc., a privately-held Delaware corporation.
Financing Activities
Net cash provided by financing activities was $25.6 million for the six months ended June 30, 2019 as a result of proceeds of $7.7 million from the exercise of stock options and $22.2 million from the purchases of stock under our 2013 Employee Stock Purchase Plan ("2013 ESPP"), partially offset by repurchases of common stock under our stock repurchase program of $4.3 million.
Net cash used in financing activities was $34.4 million for the six months ended June 30, 2018 as a result of repurchases of common stock under our stock repurchase program of $60.0 million, partially offset by proceeds of $8.2 million from the exercise of stock options and $17.4 million from the purchases of stock under our 2013 ESPP.
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

During the six months ended June 30, 2019, we repurchased 34,986 shares of our outstanding Class A common stock at an average price of $123.64 per share for $4.3 million. During the six months ended June 30, 2018, we repurchased 679,081 shares of our outstanding Class A common stock at an average price of $88.37 per share for $60.0 million. All repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of June 30, 2019, we were authorized to repurchase a remaining $275.7 million of our Class A common stock under our repurchase program.
Merger Agreement
On June 9, 2019, we entered into the Merger Agreement with Salesforce. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the merger. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Salesforce's consent, including, among other things:

•	acquiring businesses;

•	incurring capital expenditures above specified thresholds; and

•	issuing additional debt facilities.
Obligations and Commitments
As of June 30, 2019, our principal obligations consisted of obligations outstanding under non-cancellable operating leases that expire at various dates through 2030. See Note 5 of the accompanying notes to the condensed consolidated financial statements for additional information on our operating leases including changes to our principal lease commitments compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2019, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019.
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
Based on management's evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Securities Litigation. On July 28, 2017, and August 2, 2017, respectively, two substantially similar securities class action complaints were filed against the Company and two of its current and former executive officers.  The first complaint was filed in the U.S. District for the Southern District of New York (the "Scheufele Action"). The second complaint was filed in the U.S. District Court for the Western District of Washington (the "Abarrientos Action"). On October 17, 2017, the Abarrientos Action was voluntarily dismissed. On October 18, 2017, the Court appointed a lead plaintiff and lead counsel in the Scheufele Action. On December 8, 2017, lead plaintiff filed an amended complaint, which alleged that between February 5, 2015 and February 4, 2016, the Company and certain of its executive officers violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, in connection with statements regarding the Company's business and operations by allegedly failing to disclose that product launches and software upgrades by competitors were negatively impacting the Company's competitive position and profitability. The amended complaint sought unspecified damages, interest, attorneys' fees and other costs. Defendants filed a motion to dismiss the amended complaint on January 12, 2018. On February 2, 2018, lead plaintiff filed a second amended complaint (the "SAC"), which contains substantially similar allegations as the amended complaint, and adds as defendants two of the Company's current and former executive officers and directors. Defendants filed a motion to dismiss the SAC on March 13, 2018. On February 8, 2019, the court denied Defendants' motion to dismiss the SAC. Defendants filed an answer to the SAC on March 1, 2019, and subsequently amended their answer on April 18, 2019. The court entered a scheduling order on May 29, 2019, but did not set a trial date.
On July 10 and 11, 2019, respectively, three civil actions were filed against Tableau and each of the current members of Tableau's board of directors asserting claims under Sections 14(e), 14(d), and 20(a) of the Securities Exchange Act of 1934 challenging the adequacy of certain public disclosures made by Tableau concerning the Company's proposed transaction with Salesforce.com.  Specifically, on July 10, 2019, Shiva Stein, a purported stockholder of Tableau, commenced an action in the United States District Court for the District of Delaware (the "Stein Action").  That same day, Marcy Curtis, a purported stockholder of Tableau, commenced a putative class action in the United States District Court for the District of Delaware (the "Curtis Action").  And, on July 11, 2019, Cathy O'Brien, a purported stockholder of Tableau, commenced an action in the United States District Court for the Southern District of New York (the "O'Brien Action").  The plaintiffs seek, among other things, an injunction preventing consummation of the proposed transaction with Salesforce, rescission of the proposed transaction or rescissory damages in the event it is consummated, an accounting by the defendants for all damages caused to the plaintiffs, and the award of attorneys' fees and expenses.  Defendants have not answered the complaints in the Stein, Curtis, or O'Brien Actions.
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

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should carefully consider the following risks and all of the other information contained in this report, including our condensed consolidated financial statements and related notes, before making an investment decision. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business, including as a result of the potential Merger with Salesforce. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose some or all of your investment.
Risks Related to Our Potential Merger with Salesforce
Failure to complete, or delays in completing, the potential merger with Salesforce announced on June 9, 2019 could materially and adversely affect our results of operations and our stock price.
On June 9, 2019, we entered into an agreement with Salesforce pursuant to which, if all of the conditions to closing are satisfied or waived, we will merge with a subsidiary of Salesforce and become a wholly-owned subsidiary of Salesforce. Consummation of the Merger is subject to certain closing conditions and a number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the proposed merger to be consummated include, but are not limited to, the following:

•	we would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining our financial and proprietary resources with those of Salesforce;

•	under some circumstances, we may be required to pay a termination fee to Salesforce of $552 million;

•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;

•	the trading price of our Class A common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;

•	the attention of our management may have been diverted to the Merger;

•	we could be subject to litigation related to any failure to complete the Merger;

•
the potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and

•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and our stock price.
Uncertainty about the Merger may adversely affect relationships with our customers, suppliers, and employees, whether or not the Merger is completed.
In response to the announcement of the Merger, our existing or prospective customers or suppliers may:

•	delay, defer, or cease purchasing products or services from, or providing products or services to, us or the combined company;

•	delay or defer other decisions concerning us or the combined company; or

•	otherwise seek to change the terms on which they do business with us or the combined company.
Any such delays or changes to terms could materially harm our business or, if the Merger is completed, the business of the combined company.
In addition, as a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Salesforce following the completion of the Merger.

Losses of customers, employees or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason.
If the Merger is consummated, the combined company may not perform as we or the market expects, which could have an adverse effect on the price of Salesforce common stock, which our current stockholders will own following the completion of the Merger.
Even if the Merger is consummated, the combined company may not perform as we or the market expect. Risks associated with the combined company following the Merger include:

•	if the Merger does not qualify as a tax-free reorganization under Section 368(a) of the Code, our stockholders may be required to pay substantial U.S. federal income taxes;

•
integrating two businesses is a difficult, expensive, and time-consuming process, and the failure to integrate successfully the businesses of Tableau and Salesforce in the expected time frame would adversely affect Salesforce's future results following completion of the Merger;

•
it is possible that key employees might decide not to remain with Salesforce after the Merger is completed, and the loss of key personnel could have a material adverse effect on the resulting entity's financial condition, results of operations and growth prospects;

•
the success of the combined company will also depend upon relationships with third parties and pre-existing customers of Tableau and Salesforce, which relationships may be affected by customer preferences or public attitudes about the Merger. Any adverse changes in these relationships could adversely affect the combined company's business, financial condition, and results of operations; and

•	the stock price of Salesforce common stock after the Merger may be affected by factors different from those currently affecting the shares of Tableau.
If any of these events were to occur, the value of the Salesforce common stock received by our stockholders in the Merger could be adversely affected.
The transaction consideration is fixed and will not be adjusted. Because the market price of Salesforce common stock may fluctuate, Tableau stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their Tableau shares in connection with the transactions.
In connection with the offer and the merger, Tableau stockholders will receive a fixed number of Salesforce shares for each of their shares of Tableau Class A common stock and Tableau Class B common stock (i.e., 1.103 Salesforce shares for each Tableau share). Accordingly, the market value of the stock consideration that our stockholders will receive in the offer or merger will vary based on the price of Salesforce common stock at the time our stockholders receive the transaction consideration. The market price of Salesforce common stock may decline after you tender your shares and/or after the offer and the merger are completed.
A decline in the market price of Salesforce common stock could result from a variety of factors beyond Salesforce's control, including, among other things, the possibility that Salesforce may not achieve the expected benefits of the acquisition of Tableau as rapidly or to the extent anticipated, Tableau's business may not perform as anticipated following the transactions, the effect of Salesforce's acquisition of Tableau on Salesforce's financial results may not meet the expectations of Salesforce, financial analysts or investors, or the addition and integration of Tableau's business may be unsuccessful, may take longer or be more disruptive than anticipated, as well as numerous factors affecting Salesforce and its businesses that are unrelated to Tableau.
Additional lawsuits may be filed against us and the members of our board of directors arising out of the proposed merger, which may delay or prevent the proposed merger.
Additional putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Salesforce, Salesforce's board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Salesforce, or Salesforce's board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

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
Our current primary competitors generally fall into the following categories:

•
large technology companies, including suppliers of traditional business intelligence and data preparation products, and/or cloud-based offerings that provide one or more capabilities that are competitive with our products, such as Amazon.com, Inc., Google, IBM, Microsoft Corporation, Oracle Corporation, Salesforce and SAP SE;

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
Historically, we have generated a substantial majority of our revenues from customers inside the United States and Canada. For example, approximately 70% of our revenues for the six months ended June 30, 2019 were derived from sales within the United States and Canada. We plan to continue to expand our international operations as part of our growth strategy. Our international operations subject us to a variety of risks and challenges, including:

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
As of June 30, 2019, we had 45 issued U.S. patents covering our technology and 97 patent applications pending for examination in the United States. Internationally as of June 30, 2019, we had two issued patents in Australia and 26 pending patent applications, including filings at the European Patent Office and in Canada, Australia, China, Brazil, Greece and Japan. The patents that we own or license from others (including those that have issued or may issue in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.
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
The Merger Agreement with Salesforce provides for certain restrictions on our activities until the effective time of the merger or until the Merger Agreement is terminated, including restrictions on our ability to acquire any business. However, in the future, we may make acquisitions that could be material to our business, results of operations, financial condition and cash flows. Acquisitions involve many risks, including the following:

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
The tax effects of the accounting for stock-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the stock-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. In future periods in which our stock price is lower than the grant price of the stock-based compensation vesting in that period, our effective tax rate may increase. The amount and value of stock-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of stock-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, our Class A common stock's daily closing price on the New York Stock Exchange ranged from $96.39 to $176.14 during the 12-month period ended July 29, 2019. On July 29, 2019, the closing price of our Class A common stock was $172.18.
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this "Risk Factors" section:

•	the likelihood, timing, and/or execution of the potential merger with Salesforce;

•	actual or anticipated fluctuations in our results of operations;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

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
In addition, as of June 30, 2019, we had options outstanding that, if fully exercised, would result in the issuance of approximately 0.1 million and 0.8 million shares of Class A and Class B common stock, respectively. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2019, the holders of shares of Class B common stock collectively beneficially owned shares representing approximately 57% of the voting power of our outstanding capital stock. Our founders collectively beneficially owned shares representing a majority of the voting power of our outstanding capital stock as of that date. Consequently, the holders of Class B common stock, including our founders, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters. For example, these stockholders control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger or sale of assets for the foreseeable future. This control may adversely affect the market price of our Class A common stock.
Concurrently with the execution of the Merger Agreement, company co-founders Christian Chabot, Patrick Hanrahan and Christopher Stolte entered into a Letter Agreement with Salesforce and Purchaser, pursuant to which Messrs. Chabot, Hanrahan and Stolte agreed, among other things, to convert all of their shares of Class B Common Stock into shares of Class A Common Stock, which in the aggregate represent approximately 12% of the outstanding shares of our Common Stock, prior to the expiration of the Offer, subject to the terms and conditions of the Letter Agreement, including receipt from Salesforce of a notice specifying that all of the conditions to the Offer have been either satisfied or waived by Salesforce and Purchaser. The Letter Agreement terminates upon certain events, including the termination of the Merger Agreement in accordance with its terms.
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
On November 1, 2016, we announced that our board of directors approved a stock repurchase program, under which we may repurchase up to $200 million of our outstanding Class A common stock. On April 26, 2018, our board of directors authorized us to repurchase up to an additional $300 million of our outstanding Class A common stock under our previously announced stock repurchase program. As of June 30, 2019, we had repurchased and retired 2,966,527 shares of our Class A common stock for a total of $224.4 million and were authorized to repurchase up to a remaining $275.7 million of our Class A common stock under the existing stock repurchase program. We cannot guarantee that our repurchase program will enhance long-term stockholder value. For example, the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program's effectiveness. Our repurchases of common stock could also affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, the program does not obligate us to repurchase any dollar amount or number of shares of common stock and may be modified, suspended or discontinued at any time, and any of which could cause the market price of our stock to decline.
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

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
The following table sets forth for the indicated period, share repurchases of our Class A common stock.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2019 - January 31, 2019	—	$—	—	$279,976
February 1, 2019 - February 28, 2019	34,986	$123.64	34,986	$275,650
March 1, 2019 - March 31, 2019	—	$—	—	$275,650
April 1, 2019 - April 30, 2019	—	$—	—	$275,650
May 1, 2019 - May 31, 2019	—	$—	—	$275,650
June 1, 2019 - June 30, 2019	—	$—	—	$275,650
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

ITEM 6.        EXHIBITS
Exhibits

Exhibit Number	Description
2.1*(1)	Agreement and Plan of Merger, dated as of June 9, 2019, by and among salesforce.com, inc., Sausalito Acquisition Corp. and Tableau Software, Inc.
3.1(2)	Amended and Restated Certificate of Incorporation of Tableau Software, Inc.
3.2(3)	Amended and Restated Bylaws of Tableau Software, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
** Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Registrant's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1) Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2019 (File No. 001-35925) and incorporated herein by reference.
(2) Filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2013 (File No. 001-35925) and incorporated herein by reference.
(3) Filed as Exhibit 3.4 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-187683), filed with the Securities and Exchange Commission on April 2, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of July 2019.

TABLEAU SOFTWARE, INC.
By: /s/ Damon Fletcher

Damon Fletcher
Chief Financial Officer (principal
financial and accounting officer
and duly authorized signatory)